Form 10-Q
period 1996-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1996-12-20
CIK 102342

UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

                                       FORM 10 Q

[ XX ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                  Commission File Number 0-7771

             URBAN IMPROVEMENT FUND LIMITED   1973 II
      (Exact name of registrant as specified in its charter)

          California                              95-6398192
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization                 Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington     98101 3076
     (Address of principal executive offices)          (ZIP code)

Registrant's telephone number, including area code:  (206) 622-9900


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ___XX____      No _______.

                    PART I   FINANCIAL INFORMATION

                     Item 1   Financial Statements

                            BALANCE SHEETS

               URBAN IMPROVEMENT FUND LIMITED   1973 II
                        (A Limited Partnership)


                                ASSETS

                                                September 30,   December 31,
                                                   1996            1995
                                                -------------   ------------
     Cash                                        $     6,701    $    34,577

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method                                   -0-            -0-
                                                 ------------   ------------
           Total Assets                          $     6,701    $    34,577
                                                 ============   ============


                  LIABILITIES AND PARTNERS' (DEFICIT)

Management fee payable                           $ 1,015,667    $   980,667

Advance from General Partner                          24,243         24,243
                                                 ------------   ------------
                                                   1,039,910      1,004,910

Partners' (Deficit):
         General Partner   100 Partnership units
         authorized, issued and outstanding         (528,160)      (525,016)

         Limited Partners   11,335 partnership
         units authorized, issued and
         outstanding                                (505,049)      (445,317)
                                                 ------------   ------------
                                                  (1,033,209)      (970,333)
                                                 ------------   ------------
Total Liabilities and Partners' (Deficit)        $     6,701    $    34,577
                                                 ============   ============



Unaudited.  See accompanying notes.
                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED   1973 II
                        (A Limited Partnership)



                                                September 30,   December 31,
                                                   1996            1995
                                                -------------   ------------
General Partner Interest   100
         Partnership units issued
         and outstanding                        $     95,000   $     95,000

Limited Partners' Interest   11,335
         Partnership units issued and
         outstanding                              11,335,000     11,335,000
                                                -------------   ------------
         Total                                    11,430,000     11,430,000

Offering Expenses                                 (1,237,673)    (1,237,673)

Accumulated loss through
         December 31, 1995                       (11,162,660)   (11,162,660)

Loss for nine-month period ended
         September 30, 1996                          (62,876)           -0-
                                                -------------   ------------
                                                 (11,225,536)   (11,162,660)
                                                -------------   ------------
Partners' (Deficit) at End of Period            $ (1,033,209)  $   (970,333)
                                                 ============   ============


Unaudited.  See accompanying notes.
                               STATEMENTS OF INCOME

                     URBAN IMPROVEMENT FUND LIMITED   1973 II
                             (A Limited Partnership)


                                For the Three-Month          For the Nine-month
                                   Period Ended                 Period Ended
                                   September 30,                September 30,
                                 1996          1995          1996         1995
                                --------    --------      --------     ---------
Revenues                        $  1,950    $  2,023      $  6,371     $  6,849

Cost and expenses:

   Professional fees               1,300         249        14,650       16,607

   Management fee                 17,500      17,500        52,500       52,500

   Other                             250         -0-         2,097          817
                                --------    --------      --------     ---------
                                  19,050      17,749        69,247       69,924

Loss before equity in income of
    Local Limited Partnerships   (17,100)    (15,726)      (62,876)     (63,075)

Equity in loss of Local Limited
     Partnerships                    -0-        (100)          -0-          479
                                --------    --------      --------     ---------
Net loss                       $ (17,100)  $ (15,826)    $ (62,876)   $ (62,596)
                                ========    ========      ========     =========
Allocation of net loss:

  Net loss allocated to General
      Partner                  $    (855)  $    (791)    $  (3,144)   $  (3,130)

  Net loss allocated to Limited
     Partners                    (16,245)    (15,035)      (59,732)     (59,466)
                                --------    --------      --------     ---------
                               $ (17,100)  $ (15,826)    $ (62,876)   $ (62,596)
                                ========    ========      ========     =========
Net loss allocated to Limited
    Partners per Limited Partner-
    ship Unit (11,335 units out-
    standing at September 30, 1996
     and 1995)                 $      (1)  $      (1)    $      (5)   $      (5)
                                ========    ========      ========     =========

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED   1973 II
                        (A Limited Partnership)


                                    For the Three-Month      For the Nine-month
                                       Period Ended             Period Ended
                                       September 30,            September 30,
                                      1996         1995       1996        1995
                                    --------     --------   --------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                       $ (17,100)  $ (15,826)  $ (62,876) $ (62,596)

    Adjustments to reconcile net
         loss to net cash used by
         operating activities:
    Equity in net loss of local
            limited partnership          -0-         100         -0-       (479)
         Increase (decrease) in
            accounts payable and
            accrued management fees   17,500      17,500      35,000     35,000
                                    --------     --------   --------   ---------
      Total adjustments               17,500      17,600      35,000     34,521
                                    --------     --------   --------   ---------
        Net cash provided
        (used) by operating
        activities                       400       1,774     (27,876)   (28,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received               -0-         -0-         -0-     17,052
    Advance to local limited
          partnership                    -0-        (100)        -0-    (16,573)
                                    --------     --------   --------   ---------
        Net cash provided
        (used) by investing
        activities                       -0-        (100)        -0-        479

NET INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                 400       1,674     (27,876)   (27,596)

CASH BALANCE AT BEGINNING OF
     PERIOD                            6,301       7,375      34,577     36,645
                                    --------     --------   --------   ---------
CASH BALANCE AT END OF PERIOD      $   6,701   $   9,049   $   6,701  $   9,049
                                    ========     ========   ========   =========


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        September 30, 1996

             URBAN IMPROVEMENT FUND LIMITED   1973 II
                     (A Limited Partnership)


Note 1 - Organization
---------------------
     Urban Improvement Fund Limited   1973 II (the Partnership) was formed
under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

    The Urban Improvement Fund Limited   1973 II prospectus, dated
October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining 95 percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting
-----------------------------
     Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

     Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

     The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

Taxes on Income
---------------
     No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
----------------
     Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.


Note 3 - Management of Urban Improvement Fund Limited   1973 II
---------------------------------------------------------------
     Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years, and accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable totaling $665,667 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

     The General Partner of the partnership is a corporation in which Paul
H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

                                               Date PSI Became
       Local Limited Partnerships              General Partner
       --------------------------              ---------------
         Community Circle                            1975

         808 Memorial Drive                          1978


Note 4 - Investments in Local Limited Partnerships
--------------------------------------------------
     As of September 30, 1996 and 1995, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

     The investments in Local Limited Partnerships are comprised of:

                                 September 30, 1996        December 31, 1995
                                 ------------------        -----------------
Capital contributions                  $7,069,998              $7,069,998

Distributions                            (921,532)               (921,532)

Equity in losses                       (8,208,702)             (8,208,702)

Advances                                  972,375                 972,375

Unamortized costs of acquisitions       1,087,861               1,087,861
                                       -----------             -----------
                                       $      -0-              $      -0-
                                       ===========             ===========

Item 2 - Management's Discussion and Analysis of
------------------------------------------------
         Financial Condition and Results of Operations
         ---------------------------------------------
     The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow. The Partnership has advanced funds to selected partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership. The activity of advances is as follows:

                                    For the Three-Month      For the Nine-month
                                       Period Ended             Period Ended
                                       September 30,            September 30,
                                      1996         1995       1996        1995
                                    --------     --------   --------   ---------
Advance made to Local Limited
    Partnership                     $    -0-     $    100   $    -0-   $ 16,574
                                    ========     ========   ========   =========

     Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $52,500 for the nine-month period ended September 30, 1996 and 1995.

     The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 1996 and 1995, is summarized as follows:

                                    For the Three-Month      For the Nine-month
                                       Period Ended             Period Ended
                                       September 30,            September 30,
                                      1996         1995       1996        1995
                                    --------     --------   --------   ---------
Advance to Partnership with
    zero investment:

    808 Memorial Drive              $    -0-    $   (100)   $    -0-   $(16,575)

Distributions received from
    Partnership with zero
    investment:

    Southern Boulevard I                 -0-          -0-        -0-     17,054
                                    --------     --------   --------   ---------
                                    $    -0-    $   (100)   $    -0-   $    479
                                    ========     ========   ========   =========

                      PART II   OTHER INFORMATION



Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending September 30, 1996.

                             SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    URBAN IMPROVEMENT FUND LIMITED   1973 II
                                                   (Registrant)
                                    By:  Interfinancial Real Estate Management
                                         Company, General Partner


Date 11/15/96                       Michael Fulbright
                                    ------------------------------------
                                    (Signature)
                                    By:  Michael Fulbright, Secretary



Date 11/15/96                       John M. Orehek
                                    ------------------------------------
                                    (Signature)
                                    By:  John M. Orehek, Senior Vice President