Form 10-Q
period 1997-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1997-08-26
CIK 102342

UNITED STATES

                                SECURITIES AND EXCHANGE COMMISSION

                                      Washington, D.C. 20549

                                          FORM 10 Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997
                                   OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X    No      .

                             PART I   FINANCIAL INFORMATION

                             Item 1   Financial Statements

                                   BALANCE SHEETS

                         URBAN IMPROVEMENT FUND LIMITED   1973 II
                                (A Limited Partnership)

                                       ASSETS

                                                     March 31,     December 31,
                                                       1997           1996

 Cash                                               $    5,389    $    4,876

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method                                     -0-           -0-

     Total Assets                                  $     5,389    $    4,876



                       LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                                   $     4,860   $       126

Management fee payable                               1,050,667     1,033,167

Advance from General Partner                            24,243        24,243
                                                     1,079,770     1,057,536

Partners' (Deficit):
  General Partner   100 Partnership units
    authorized, issued and outstanding                (530,218)    (529,132)

  Limited Partners   11,335 partnership
   units authorized, issued and
   outstanding                                        (544,163)    (523,528)

                                                    (1,074,381)  (1,052,660)

Total Liabilities and Partners' (Deficit)          $     5,389  $     4,876



Unaudited.  See accompanying notes.

                        CAPITALIZATION AND PARTNERS' (DEFICIT)

                       URBAN IMPROVEMENT FUND LIMITED   1973 II
                              (A Limited Partnership)


                                                 March 31,     December 31,
                                                    1997          1996
General Partner Interest   100
   Partnership units issued
   and outstanding                           $     95,000     $     95,000

Limited Partners' Interest   11,335
   Partnership units issued and
   outstanding                                 11,335,000       11,335,000

         Total                                 11,430,000       11,430,000

Offering Expenses                              (1,237,673)      (1,237,673)

Accumulated loss through
   December 31, 1996                          (11,244,987)     (11,244,987)

Loss for three-month period ended
  March 31, 1997                                  (21,721)             -0-

                                              (11,266,708)     (11,244,987)

Partners' (Deficit) at End of Period          $ (1,074,381)   $ (1,052,660)












Unaudited.  See accompanying notes.

                                 STATEMENTS OF INCOME
                         URBAN IMPROVEMENT FUND LIMITED   1973 II
                                 (A Limited Partnership)

                                                     For the Three-Month
                                                        Period Ended
                                                         March 31,
                                                   1997                1996

Revenues                                       $    639          $    1,646

Cost and expenses:

  Professional fees                               4,860               5,297

  Management fee                                 17,500              17,500

Net loss                                      $ (21,721)          $ (21,151)

Allocation of net loss:

  Net loss allocated to General Partner       $  (1,086)          $ (1,058)

  Net loss allocated to Limited Partners        (20,635)           (20,093)

                                              $ (21,721)         $ (21,151)

Net loss allocated to Limited Partners per
  Limited Partnership Unit (11,335 units
  outstanding at March 31, 1997 and 1996)    $      (2)         $      (2)











Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS

                          URBAN IMPROVEMENT FUND LIMITED   1973 II
                               (A Limited Partnership)

                                                        For the Three-Month
                                                          Period Ended
                                                            March 31,
                                                    1997               1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                     $ (21,721)         $ (21,151)
   Adjustments to reconcile net loss
   to net cash used by operating
   activities:
    Increase in accounts payable
     and accrued management fees                   22,234            22,300
    Total adjustments                              22,234            22,300
     Net cash provided by
     operating activities                             513             1,149

NET INCREASE IN CASH AND CASH EQUIVALENTS             513             1,149

CASH BALANCE AT BEGINNING OF PERIOD                 4,876            34,577

CASH BALANCE AT END OF PERIOD                   $   5,389         $  35,726

Unaudited.  See accompanying notes.

                         NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                      March 31, 1997

                         URBAN IMPROVEMENT FUND LIMITED   1973 II
                                 (A Limited Partnership)


Note 1   Organization   Urban Improvement Fund Limited   1973 II (the
Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited 1973 II prospectus, dated October 24,
1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2   Method of Accounting   Initial rent-up fees paid by the Partnership to
the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

Note 3   Management of Urban Improvement Fund Limited 1973 II   Under the
terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years, and accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable totaling $700,667 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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


                                                        Date PSI Became
  Local Limited Partnerships                            General Partner

  Community Circle                                           1975

  808 Memorial Drive                                         1978

Note 4   Investments in Local Limited Partnerships   As of March 31, 1997 and
1996, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

    The investments in Local Limited Partnerships are comprised of:

                                          March 31, 1997    December 31, 1996

Capital contributions                     $7,069,998           $7,069,998

Distributions                               (921,532)            (921,532)

Equity in losses                          (8,211,202)          (8,211,202)

Advances                                     974,875              974,875

Unamortized costs of acquisitions          1,087,861            1,087,861

                                          $      -0-           $      -0-

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $17,500 for the three-month period ended March 31, 1997 and 1996.

                              PART II   OTHER INFORMATION

Items 1 through 5 not applicable Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending March 31, 1997.

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



                      URBAN IMPROVEMENT FUND LIMITED   1973 II
                                        (Registrant)
                        By:  Interfinancial Real Estate Management
                                  Company, General Partner



Date 08-26-97

(Signature)
By:  Michael Fulbright, Secretary


(Signature)
By: John M. Orehek, Senior Vice President