Form 10-K
period 1996-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1997-09-24
CIK 102342

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10-K

[ X  ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 31, 1996

                                  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to ________.

                     Commission File Number 0-7771

               URBAN IMPROVEMENT FUND LIMITED   1973-II
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

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:       None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  Yes  XX       No      .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1996: No established market value.

PART I

Item 1.  Business

     (a)  General Development of Business   Urban Improvement Fund
Limited   1973-II, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). Two of these properties, Mott Haven Apartment VII and Mott Haven Apartments
VIII are either in default on their mortgage or technical default due to physical condition of property.

Despite the efforts of the General Partner, the owners and managers of Mott Haven Apartments VII and Mott Haven Apartments VIII to preserve the developments and provide decent and affordable housing, the financial stability of the developments is threatened by the imminent expiration of the Section 8 loan management set-aside contracts and the likelihood that they will not be renewed on this property for federal budget and policy reasons. HUD, the owners and the General Partner of Mott Haven Apartments VII and Mott Haven Apartments VIII believe that it is in the best interests of the developments and their tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The
General Partner has taken steps to transfer these properties to HUD. The remaining eight (8) partnerships are described in Item 2 hereof.

     (b)  Financial Information about Industry Segment   The Registrant is
engaged in only one line of business.

     (c)  Narrative Description of Business   The real estate business is
highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low income housing having greater financial resources. There are additional risks of new construction of low income housing occurring in an area where the Registrant has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

     (d)  Financial information about foreign and domestic operations and
export sales   The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federal, state and local government-assisted housing is subject to significant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold and persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident
Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Properties.

     The Registrant owns equity interests as a Limited Partner in the following real estate projects as of December 31, 1996:

                                                                      1996
                                                       No. of       Percent of
    Project Name                      Type             Units        Occupancy

    Community Circle
    Cleveland, Ohio                 236 New            160             99%

    Crowninshield Apartments
    Peabody, MA                   MHFA Rehab.*         284             99%

    Holly Street
    Lawrence, MA                  MHFA Rehab.*          71             93%

    King Drive
    Chicago, IL                     236 New            315             99%

    808 Memorial Drive
    Boston, MA                     MHFA New*           301             94%

    Met-Paca Section 1
    New York, NY                    236 Rehab.          37             98%

    Morrisania II
    New York, NY                    236 Rehab.         161             94%

    Southern Boulevard
    Phase One
    New York, NY                    236 Rehab.          72            100%

    *Developed under auspices of Massachusetts Housing Finance Agency.

    Mortgage indebtedness associated with each project is shown in
Schedule XI of this report.

    The following properties were assigned to HUD at December 31, 1996:

 Mott Haven 7
 New York, NY                    236 Rehab.         165            100%

 Mott Haven 8
 New York, NY                    236 Rehab.         171             98%

    The following is a description of each of the above listed properties:

    COMMUNITY CIRCLE is a 160-unit project located in Cleveland, Ohio, consisting of seven frame and brick two-story buildings and one masonry and pre-cast concrete ten-story building. The project was constructed under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                   1 Bedroom                    78
                   2 Bedroom                    50
                   3 Bedroom                    20
                   4 Bedroom                    12

    CROWNINSHIELD APARTMENTS consists of 284 rental units rehabilitated under the auspices of the Massachusetts Housing Finance Agency. The project is located in Peabody, Massachusetts.

                   Type of Unit            No. of Units

                   Studio                         19
                   1 Bedroom                     233
                   2 Bedroom                      31
                   3 Bedroom                       1

    HOLLY STREET is a 71-unit project located in the cities of Methuen and Lawrence, Massachusetts, consisting of eleven two-, three- and four-story buildings of frame and brick construction. The project was rehabilitated pursuant to authority granted by the Massachusetts Housing Finance Agency, with subsidy under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                      Studio                         6
                      1 Bedroom                     20
                      2 Bedroom                     28
                      3 Bedroom                     11
                      4 Bedroom                      5
                      5 Bedroom                      1

     KING DRIVE APARTMENTS is a 315-unit project located in Chicago, Illinois. It is a 22-story building of concrete construction. The building contains space for two commercial shops. The project was constructed under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                   Studio                        21
                   1 Bedroom                    168
                   2 Bedroom                    126

    808 MEMORIAL DRIVE ASSOCIATES is a 301-unit project located in Cambridge, Massachusetts, consisting of two buildings of steel and brick construction and a five-level parking structure. The buildings are eleven and twenty stories and they are centrally air-conditioned. The project has two small landscaped plazas. There is approximately 57,000 square feet of commercial space and 2,000 square feet of retail spaces. The project was constructed under the auspices of the Massachusetts Housing Finance Agency.

                   Type of Unit            No. of Units

                   1 Bedroom                   128
                   2 Bedroom                   139
                   3 Bedroom                    30
                   4 Bedroom                     4

    MET-PACA I consists of 37 units in four buildings rehabilitated under
Section 236 of the National Housing Act. This project is located in New York City, New York.

                   Type of Unit            No. of Units

                   1 Bedroom                        4
                   2 Bedroom                       18
                   3 Bedroom                       15

    MORRISANIA II ASSOCIATES is a 161-unit project located at 1104-1148 Clay Avenue, Bronx, New York, consisting of twelve five-story buildings of brick construction. The development was rehabilitated under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                   1 Bedroom                   68
                   2 Bedroom                   24
                   3 Bedroom                   36
                   4 Bedroom                   33

    SOUTHERN BOULEVARD REHAB PHASE I is a 72-unit project located in the Bronx, New York, consisting of two six-story, wood joist and brick exterior buildings. The project is located in the same area as Mott Haven 7. The project was rehabilitated under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                   1 Bedroom                   27
                   2 Bedroom                   22
                   3 Bedroom                   13
                   4 Bedroom                   10

    The following properties were assigned to HUD at December 31, 1996:

    MOTT HAVEN 7 is a 165-unit project located in the Bronx, New
York, and consists of four-, five- and six-story buildings of brick and masonry construction. The project was rehabilitated under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                   1 Bedroom                 41
                   2 Bedroom                 65
                   3 Bedroom                 47
                   4 Bedroom                 12

   MOTT HAVEN 8 is a 171-unit project located in the Bronx, New
York, consisting of four-, five- and six-story buildings of brick and masonry construction. The project is located in the same area as Mott Haven 7. The project was rehabilitated under Section 236 of the National Housing Act.

                   Type of Unit            No. of Units

                   1 Bedroom                   41
                   2 Bedroom                   74
                   3 Bedroom                   42
                   4 Bedroom                   14

Item 3.  Legal Proceedings.
    There are no material pending legal proceedings at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a Limited Partner.

Item 4.  Submission of Matters to a Vote of Security Holders.
    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                            PART II

Item 5.  Market for the Registrant's Securities and Related Security
            Holder  Matters.
    (a) There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner.
    (b) Holders

  Title of       Name & Address of              Amount and Nature of     % of
   Class         Beneficial Owner               Beneficial Ownership     Class

 General      Interfinancial Real                  100 Units              100%
 Partner      Estate Management Co                 ($95,000)
 Interest     1201 Third Avenue, Suite 5400
              Seattle, Washington 98101 3076

 Limited      629 Limited Partners               11,335 Units             100%
 Partner                                         ($11,335,000)
 Interest

  The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

  (c) There have been no distributions to partners during the five year period ending December 31, 1996.

Item 6.  Selected Financial Data

  These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                      Year Ended December 31,
                        1996        1995         1994         1993       1992

Operating Income:
Interest income     $    796    $    765     $    836     $    315    $    579
Other income           6,250       8,125        8,750        5,000       7,500
                       7,046       8,890        9,586        5,315       8,079
Expenses:
Professional fees     16,623      18,409       15,546       13,325      14,102
Management fee        70,000      70,000       70,000       70,000      70,000
Incentive
management fee           -0-      23,501       12,030          701       5,700
Other expenses           250         313          645        6,309       1,296
                      86,873     112,223       98,221       90,335      91,098

Loss before equity in
income (loss) of Local
Limited Partnerships (79,827)   (103,333)     (88,635)     (85,020)    (83,019)

Equity in income
(loss) of Local
Limited Partnership   (2,500)     48,765       16,212       (7,827)     16,747

Net loss            $(82,327)   $(54,568)    $(72,423)    $(92,847)   $(66,272)

Allocation of net loss:
Net loss allocated
to General Partner  $ (4,116)   $ (2,728)    $ (3,621)    $ (4,642)    $(3,314)
Net loss allocated
to Limited Partners  (78,211)    (51,840)     (68,802)     (88,205)    (62,958)

                    $(82,327)   $(54,568)    $(72,423)    $(92,847)   $(66,272)

Net financial reporting loss
per unit:

General Partnership units
(100 units outstanding
allocated to General
Partner)              $ (41)      $ (27)       $ (36)       $ (46)      $ (33)

Limited Partnership units
(11,335 units outstanding
allocated to Limited
Partners)              $ (7)       $ (5)        $ (6)        $ (8)       $ (6)


Total assets        $  4,876    $ 34,577     $ 36,645     $ 12,025    $ 20,172

Long term obligations    -0-        -0-           -0-          -0-         -0-

Cash dividends           -0-        -0-           -0-          -0-         -0-

Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

        The Partnership has followed the practice of investing available funds, not used in the purchase of properties or in operations, in short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. As shown in the table below, the Partnership has received distributions in recent years. This trend is expected to continue. The Partnership has advanced funds to and received repayments of such advances from selected Local
Limited Partnerships. The General Partner believes these net advances will not significantly affect the operations of the Partnership.

                        1996       1995        1994        1993       1992
Urban's share of
distribution        $    -0-    $ 68,247     $ 50,087    $ 14,673   $ 32,271

Advances (made to)
repaid by
Local Limited
Partnerships        $ (2,500)   $(19,482)    $(33,875)   $(22,500)  $(15,524)

    Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year from 1991 through 1996. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

    During the period 1992 to 1995, the Partnership paid incentive management fees to the General Partner of a Local Limited Partnership. These fees were paid from distributions received from this Local Limited Partnership.

     At December 31, 1996, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

     The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1996, 1995 and 1994 is summarized as follows:

                                            1996          1995         1994

Repayment of advances from (advances to)
    Partnerships with zero investments:

    808 Memorial Drive                  $  (2,500)     $ (19,482)   $ (33,875)

Distributions received from Partnerships with zero investments:

    Southern Boulevard I                      -0-         34,105         -0-
    Crowninshield                             -0-         34,142      50,087

                                        $  (2,500)     $  48,765   $  16,212

         The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the projects achieve stable operations. The distributions to the Partnership from Local Limited Partnerships are the result of positive cash flow from the operations of these projects.

Liquidity
         The Partnership is dependent upon distributions from its investments in Local Limited Partnerships for cash flow. The Partnership may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances
from the General Partner.   The General Partner is under no obligation to
advance additional funds to the Partnership. The General Partner is monitoring the operations of the Local Limited Partnerships to ensure that sufficient cash will be received from the Local Limited Partnerships to sustain operations. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

Capital Resources
         The General Partner believes that situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local
Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited
Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects. The Partnership has had inquiries about the sale or exchange of properties in its portfolio, but no offers have been made.

    The Partnership has made no material commitments for capital expenditures.

Item 8.  Financial Statements and Supplementary Data

    The response to this item is submitted in a separate section of this report.

Item 9.  Change in and Disagreements With Accountants on Accounting
             and Financial Disclosure

    There have been no disagreements on any matters of accounting principles or practices or financial statement disclosure.

                             PART III
Item 10.  Directors and Executive Officers of the Registrant
    (a) The General Partner of the Registrant is Interfinancial Real Estate Management Company. The Registrant does not have directors as such.
The following is a listing of the Directors of the General Partner of the Registrant. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

S>
        Name               Age          Office
       Paul H. Pfleger     61      Director/President
       John M. Orehek      42      Director/Senior Vice President

    (b) The General Partner of the Registrant is Interfinancial Real Estate Management Company. The Registrant does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Registrant. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

        Name                Age         Office
       Paul H. Pfleger      61      Chairman of the Board
       John M. Orehek       42      Senior Vice President
       Michael Fulbright    42      Secretary

    (c)  The Registrant has no employees.
    (d) There are no family relationships between any directors or executive officers.
    (e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, President/Director.  Mr. Pfleger organized and was
Chairman of the Board of Security Properties Inc. (formerly Security
Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties
Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate
Management Company, in July 1981 and has maintained his dual status since that time.

Mr. Pfleger is the General Partner in over 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Senior Vice President.  Mr. Orehek is the Chief
Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc.
(SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital
Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. (SPI). He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

    (f) Section 20 of the Amended Certificate and Agreement of Limited Partnership of the Registrant provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Registrant or its Limited Partners. None of the officers or directors of the General Partner of the Registrant have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the Registrant.

Item II.  Executive Compensation
    (a) The Registrant will not pay directly any salary or other remuneration to the officers of the General Partner of the Registrant.

    (b) The Registrant has no plan or arrangement to pay directly any salary or other remuneration to the officers in the future.

    (c) There are no such options, warrants, rights or any other remuneration available to the General Partner of the Registrant.

    (d) The Registrant will not pay directly any salary or other remuneration to the directors of the General Partner of the Registrant.

    (e) There are no such retirement benefit plans or other remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General Partner of the Registrant.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

    (a)  Security Ownership of Certain Beneficial Owners

  (b)  Holders

    Title of          Name & Address of        Amount and Nature of     % of
    Class             Beneficial Owner         Beneficial Ownership     Class

 General Partner      Interfinancial Real            100 Units          100%
 Interest             Estate Management Co.          ($95,000)
                      1201 Third Avenue, Suite 5400
                      Seattle, Washington 98101 3076

    (b) No officers or directors of the General Partner of the Registrant own a Partnership interest.

    (c)  No change in control of the Registrant is anticipated.

Item 13.  Certain Relationships and Related Transactions

    (a) There are no transactions in which the directors or officers of the General Partner or security holder of the Registrant have a material interest.

    (b) There are no transactions in which the directors of the General Partner have a material interest.

    (c) There is no indebtedness of the management of the General Partner of the Registrant to the Registrant.

                             PART IV

Item 14. Exhibits, Financial Statements, Schedules, Exhibits and Reports on Form 8-K.

    (a) 1. Financial Statements:

            Report of independent certified public accountants.

            Balance Sheets at December 31, 1996 and 1995.

            Statements of Income (Loss) for the years ended December 31, 1996, 1995 and 1994.

            Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994.

            Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

                   Notes to Financial Statements.

    (a) 2. Financial Statement Schedules:

                   IV   Indebtedness of and to Related Parties

            XI     Real Estate and Accumulated Depreciation and
Amortization of  Local Limited Partnerships.
All other schedules are omitted because they are not applicable or the required information is included in the Financial Statements or the notes thereto.

            FINANCIAL STATEMENTS OF UNCONSOLIDATED SUBSIDIARIES
                   FIFTY PERCENT OWNED PERSONS OR OTHER
                          UNCONSOLIDATED PERSONS
                    ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the ten limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.

    (a) 3. Exhibits:

       1.A. Form of proposed Selling Brokers' Agreement, incorporated by reference from Registration Statement on Form S-11 filed August, 1973.

       3.A. Amended Certificate and Agreement of Limited Partnership, incorporated by reference from Registration Statement on Form S-11 filed August, 1973.

       3.B. Amendment to Certificate of Limited Partnership, incorporated by reference from Registration Statement on Form S-11 filed August, 1973.

       3.C. Amendment to certificate of Limited Partnership. Incorporated by reference from proxy statement filed September 18, 1991.

       4.A. Subscription agreement incorporated by reference from Registration Statement on Form S-11 filed August, 1973.

       5.A. Opinion and Consent of Counsel, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed October, 1973.

       8.A. Opinion and Consent of Tax Counsel, incorporated by reference from Pre-Effective Amendment No. 1 to
                Registration Statement on Form S-11 filed October, 1973.

       8.B. Tax Ruling request, incorporated by reference from Pre-Effective Amendment No. 1 to Registration
                Statement on Form S-11 filed October, 1973.

       10.A. Copy of Agreement between Registrant, the General Partner and Income-Equities Corporation with respect to certain commitments made on behalf of the Registrant, incorporated by reference from Pre-Effective
                Amendment No. 1 to Registration Statement on Form S-11 filed October, 1973.

       10.B. Copy of the Management Agreement between the Registrant and Income-Equities Corporation, incorporated by reference from Registration Statement on Form S-11 filed August, 1973.

       10.C. Correspondence between the Management Company on behalf of the General Partner, with various developers, constituting agreements to invest in Local Limited Partnerships, incorporated by reference from Pre-Effective Amendment No. 1 to Registration Statement on Form S-11 filed October, 1973.

       10.D. Copy of form of Limited Partnership Agreement between the Registrant and Local Limited Partnerships in which it becomes a limited partner, incorporated by reference from Registration Statement on Form S-11 filed August, 1973.

       28.A. Letters dated August 2, 1974 and August 15, 1974 to investors from the General Partner and Management Company regarding tax information matters, incorporated by reference from Form 8-K filed August, 1974.

    (b) Reports on Form 8-K

       There were no reports on Form 8-K filed during the last quarter of 1995.

    (c) Exhibits:

    Form 12b-25

    (d) Financial Statement Schedules:

    IV Indebtedness of and to Related Parties

    XI Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.


                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED  1973-II
                       BY:  INTERFINANCIAL REAL ESTATE
                              MANAGEMENT COMPANY


Date:                08-22-97
By:                   Paul H. Pfleger
                        President
                        Interfinancial Real Estate Management Company

Date:                08-22-97
By:                   John M. Orehek
                        Senior Vice President
                        Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:             08-22-97
By:                Paul H. Pfleger, Director
                     Interfinancial Real Estate Management Company

Date:            08-22-97
By:               John M. Orehek, Director
                   Interfinancial Real Estate Management Company.



             URBAN IMPROVEMENT FUND LIMITED   1973-II
                       SEATTLE, WASHINGTON

                    ANNUAL REPORT ON FORM 10-K

           ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL
                       STATEMENT SCHEDULES

                   YEAR ENDED December 31, 1996

Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)

Urban Improvement Fund Limited 1973-II
(A Limited Partnership)


LIST OF FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULES


The following financial statements of Urban Improvement
Fund Limited 1973-II are included in Item 8 and Item 14(a)(1)

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1996 and 1995 . . . . . . . . . . F-4

    Statements of income (loss) for the years ended
         December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . F-5

    Statements of changes in partners' capital (deficit)
         for the years ended December 31, 1996, 1995 and 1994. . .. .F-5

    Statements of cash flows for the years ended
         December 31, 1996, 1995 and 1994. . . . . . . . . . . . . . F-6

    Notes to financial statements. . . . . . . . . . . . . . . . . . F-7


The following financial statement schedules of Urban Improvement Fund Limited 1973-II are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . . .F-21

    XI.  Real Estate and Accumulated Depreciation
              of Local Limited Partnerships. . . . . . . . . . . . .F-22

All other schedules are omitted because they are not applicable. Required information is shown in the financial statements or notes thereto.


                  FINANCIAL STATEMENTS OF UNCONSOLIDATED
             SUBSIDIARIES FIFTY PERCENT OWNED PERSONS OR OTHER
           UNCONSOLIDATED PERSONS ACCOUNTED FOR ON THE EQUITY METHOD

Separate financial statements of the eight limited partnerships accounted for on the equity method have been omitted because combined financial statements are included in Note 4 to the financial statements.


                     INDEPENDENT AUDITORS' REPORT

To the Partners
Urban Improvement Fund Limited   1973-II

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited   1973-II (a Limited Partnership) as of December 31, 1996
and 1995, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited
1973-II for the years ended December 31, 1996, 1995 and 1994.
These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit four in 1996 and six in 1995 of the financial statements of Urban Improvement Fund Limited 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited 1973-II's investment in these partnerships has been reduced to zero.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited
1973-II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

Atlanta, Georgia
June 4, 1997




URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS

ASSETS
                                                 December 31,
                                        1996                    1995
 Cash and cash equivalents         $     4,876             $    34,577

Investments in and advances to Local
Limited Partnerships accounted for on
the equity method   Note 4
(Schedule IV and XI)                      -0-                      -0-

                                  $     4,876              $    34,577

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee payable
Note 3 (Schedule IV)              $ 1,033,167               $  980,667

Accounts payable                          126                      -0-

Advance from general partner           24,243                   24,243
                                    1,057,536                1,004,910

Partners' capital (deficit)   Note 2
General Partner   100 Partnership units
authorized, issued
and outstanding                      (529,132)               (525,016)

Limited partners   11,335 Partnership
units authorized, issued
and outstanding                      (523,528)               (445,317)
                                   (1,052,660)               (970,333)

Commitments and
contingencies   Note 3            $     4,876             $    34,577

The Notes to Financial Statements are an integral part of these Statements.



URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                       Year Ended December 31,
                                    1996         1995       1994

Interest income                   $    796    $    765   $    836
Other income                         6,250       8,125      8,750
                                     7,046       8,890      9,586

Expenses:
Professional Fees                   16,623      18,409     15,546
Management fees   Note 3            70,000      70,000     70,000
Incentive management fee               -0-      23,501     12,030
Other expenses                         250         313        645
                                    86,873     112,223     98,221
Loss before equity in income (loss)
of Local Limited Partnerships      (79,827)   (103,333)   (88,635)
Equity in income (loss) of Local
Limited Partnerships   Note 4       (2,500)     48,765     16,212

Net loss                         $ (82,327)  $ (54,568) $ (72,423)

Allocation of net loss:
Net loss allocated to
General Partner                     (4,116)     (2,728)    (3,621)
Net loss allocated to
Limited Partners                   (78,211)    (51,840)   (68,802)

                                 $ (82,327)  $ (54,568) $ (72,423)
Net financial reporting loss per unit:
General partnership units
(100 units outstanding allocated
to General Partner)                  $ (41)      $ (27)     $ (36)
Limited partnership units
(11,335 units outstanding
allocated to Limited Partner)         $ (7)       $ (5)      $ (6)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                           General      Limited
                                           Partner      Partners     Total
Partners' capital (deficit) at
 January 1, 1994                         $ (518,667) $ (324,675) $  (843,342)
Net loss   1994                              (3,621)    (68,802)     (72,423)
Partners' capital (deficit) at
  December 31, 1994                        (522,288)   (393,477)    (915,765)
Net loss   1995                              (2,728)    (51,840)     (54,568)
Partners' capital (deficit) at
  December 31, 1995                        (525,016)   (445,317)    (970,333)
Net loss   1996                              (4,116)    (78,211)     (82,327)

Partners' capital (deficit) at
  December 31, 1996                      $ (529,132) $ (523,528)  $(1,052,660)

The Notes to Financial Statements are an integral part of these Statements.



URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                                 Year Ended December 31,
                                          1996           1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                             $  (82,327)     $  (54,568)     $  (72,423)
Adjustments to reconcile net loss to net
cash used by operating activities:
Equity in net loss (income) of Local
Limited Partnerships                      2,500         (48,765)        (16,212)
Increase in accounts payable                126              -0-            -0-
Increase in accrued management fees      52,500          70,000          70,000
Total adjustments                        55,126          21,235          53,788
Net cash used by operating
activities                              (27,201)        (33,333)        (18,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Current year distributions                  -0-          68,247          50,087
Net advances to Local
Limited Partnerships                     (2,500)        (19,482)        (33,875)
Net cash provided (used) by
investing activities                     (2,500)         48,765          16,212

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to)
general partner                             -0-         (17,500)         27,043

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                        (29,701)         (2,068)         24,620

CASH AND CASH EQUIVALENTS AT
BEGINNING OF YEAR                        34,577          36,645          12,025

CASH AND CASH EQUIVALENTS AT
END OF YEAR                          $    4,876      $   34,577      $   36,645

The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements

Note 1   Organization and Accounting Policies

         Organization

Urban Improvement Fund Limited   1973-II (the Partnership) was formed
under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interests pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interests to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited   1973-II prospectus, dated
October 24, 1973, specified that the General Partner has a five percent interest in profits, losses and special allocations, and the limited partners will share the remaining 95 percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

         Investment in Local Limited Partnerships

As of December 31, 1996, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local
Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax reporting purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero.

The Partnerships' equity in net income (loss) of the Local Limited Partnerships is summarized as follows:

                                          1996        1995         1994
Repayment of advances from (advances to)
Partnerships with zero investments:

    808 Memorial Drive               $  (2,500)   $ (19,482)    $ (33,875)

Distributions received from Partnerships with zero investments:

    Southern Boulevard I                   -0-       34,105           -0-
    Crowninshield                          -0-       34,142        50,087
                                     $  (2,500)   $  48,765     $  16,212

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

         Taxes on Income

No provision for taxes on income has been recorded in the financial statements, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

 Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1996 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange.
The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

 Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 2 Reconciliation Between Net Loss and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's loss for financial reporting purposes and the Partnership's loss for income tax reporting purposes follows:

                                             For the Year Ended
                                                  December 31,
                                      1996           1995          1994
Net loss for financial
reporting purposes              $   (82,327)   $   (54,568) $   (72,423)

Equity in income (losses)
reported by Local Limited
Partnerships for income tax
reporting purposes in excess
of income (losses) for
financial reporting purposes        299,304        727,712      632,165

Accrual and other adjustments
for financial reporting
purposes                            126,168        196,423       78,703

Net income as reported on
the federal income tax return    $  343,145     $  869,567   $  638,445

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                                     For the Year Ended
                                                          December 31,
                                             1996            1995       1994
Partners' capital (deficit) for
financial reporting purposes            $(1,052,660)  $ (970,333)  $ (915,765)

Unamortized portion of initial
and rent-up fees and other
costs of acquisition capitalized
for financial reporting purposes
and previously deducted for
income tax reporting purposes           (1,087,861)   (1,087,861) (1,087,861)

Commissions and offering expenses
capitalized for income tax
reporting purposes and charged
to capital for financial
reporting purposes                      1,237,673     1,237,673    1,237,673

                                                  For the Year Ended
                                                       December 31,
                                             1996         1995         1994
Equity in cumulative losses of Local
Limited Partnerships for income tax
reporting purposes in excess of losses
for financial reporting purposes       (26,327,942) (26,713,868)  (27,581,291)

Accrual and other adjustments for
financial reporting purposes             1,033,167      980,667       910,667

Partners' capital (deficit) as
reported on the federal
income tax return                    $(26,197,623) $(26,553,722) $(27,436,577)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3   Management of Urban Improvement Fund Limited   1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548.
(The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years and, accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable to the General Partner for subsequent years have been accrued if cash flow was not sufficient to pay the fee in the year incurred. At December 31, 1996, additional management fees of $683,167 have been recorded as a liability to the General Partner. Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1996, 1995 or 1994. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:
Community Circle, Limited and 808 Memorial Drive Associates.

Note 4   Investments in Local Limited Partnerships Accounted for on the
                    Equity Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stage of completion and/or occupancy.

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                              Equity In
                            Capital            Income
                         Contributions        (Losses)          Subtotal
December 31, 1996:
Community Cir.,Ltd      $  386,626        $ (1,063,386)       $   (676,760)
Crowninshield Apts         802,897          (4,134,648)         (3,331,751)
Holly Street               261,000          (1,359,847)         (1,098,847)
King Drive Apts            300,640          (2,949,217)         (2,648,577)
808 Memorial Drive       1,430,708         (10,283,403)         (8,852,695)
Met Paca I Assoc           159,341            (732,775)           (573,434)
Morrisania II              882,740          (3,225,636)         (2,342,896)
Southern Blvd. I           203,971            (775,380)           (571,409)

                        $4,427,923        $(24,524,292)       $(20,096,369)

                          Losses Not                    Costs of
                          Recorded                     Acquisition
                          (Note 1)        Advances      (Note 1)      Total

Community Cir.,Ltd     $   499,729        $ 91,949     $    85,082     $ -0-
Crowninshield Apts       3,175,319             -0-         156,432       -0-
Holly Street             1,058,177             -0-          40,670       -0-
King Drive Apts          2,480,783             -0-         167,794       -0-
808 Memorial Drive       7,716,828         882,927         252,940       -0-
Met Paca I Assoc           550,139             -0-          23,295       -0-
Morrisania II            2,244,309             -0-          98,587       -0-
Southern Blvd. I           526,560             -0-          44,849       -0-

                       $18,251,844       $974,876      $   869,649     $ -0-

                                            Equity In
                            Capital           Income
                        Contributions        (Losses)          Subtotal
December 31, 1995:

Community Cir.,Ltd      $  386,626        $ (1,158,113)    $   (771,487)
Crowninshield Apts         802,897          (4,393,097)      (3,590,200)
Holly Street               261,000          (1,367,183)      (1,106,183)
King Drive Apts            300,640          (2,821,251)      (2,520,611)
808 Memorial Drive       1,430,708         (10,149,020)      (8,718,312)
Met Paca I Assoc           159,341            (745,340)        (585,999)
Morrisania II              882,740          (3,156,535)      (2,273,795)
Mott Haven VII             839,162          (2,868,578)      (2,029,416)
Mott Haven VIII            881,380          (3,292,111)      (2,410,731)
Southern Blvd. I           203,971            (820,000)        (616,029)

                        $6,148,465        $(30,771,228)    $(24,622,763)

                            Losses Not                    Costs of
                            Recorded                    Acquisition
                            (Note 1)       Advances      (Note 1)       Total
December 31, 1995:

Community Cir.,Ltd       $   594,456       $ 91,949    $    85,082      $ -0-
Crowninshield Apts         3,433,768            -0-        156,432        -0-
Holly Street               1,065,513            -0-         40,670        -0-
King Drive Apts            2,352,817            -0-        167,794        -0-
808 Memorial Drive         7,584,946        880,426        252,940        -0-
Met Paca I Assoc             562,704            -0-         23,295        -0-
Morrisania II              2,175,208            -0-         98,587        -0-
Mott Haven VII             1,922,850            -0-        106,566        -0-
Mott Haven VIII            2,299,085            -0-        111,646        -0-
Southern Blvd. I             571,180            -0-         44,849        -0-

                         $22,562,527       $972,375    $ 1,087,861      $ -0-

Note 4 Investments in Local Limited Partnerships Accounted for on the Equity Method

A reconciliation to combined statement of partners' deficits follows:

                                                 1996                  1995
Urban Improvement Fund Limited   1973-II
capital contributions less equity in
losses                                       $(20,096,369)       $(24,622,763)
Flexible subsidy contributed by HUD
during 1981 and 1982 allocated to
partners' capital                                 123,135             123,135
Urban Improvement Fund Limited 1973-II's
share of combined equity of Local
Limited Partnerships per the
accompanying statement                       $(19,973,234)       $(24,499,628)

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1996 and 1995, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 1996, 1995 and 1994 are summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED
PARTNERSHIPS

Assets

                                                December 31,
                                     1996                        1995

Cash                           $    380,480                $    677,527
Cash in escrow and other
   restricted funds               3,062,658                   3,504,902
Accounts receivable                 297,447                     325,757
Prepaid expenses                    378,966                     765,681
Other assets, net of
  accumulated amortization          405,399                     300,333
                                  4,524,950                   5,574,200
Property on the basis of cost:
Land                              2,401,004                   2,639,104
Buildings, improvements
and equipment                    44,248,232                  54,487,824
                                 46,649,236                  57,126,928
Less accumulated depreciation   (34,726,868)                (42,949,965)
                                 11,922,368                  14,176,963

                               $ 16,447,318                $ 19,751,163

              Liabilities and Partners' Capital (Deficit)

                                            December 31,
                                  1996                          1995
Mortgage notes payable         $31,995,371                 $ 38,277,103
Accounts payable and
  accrued expenses               3,391,174                    4,319,072
Notes payable                      286,085                    1,414,918
Advances from Urban Improvement
Fund Ltd.  1973-II                 974,876                      972,375
Advances from and payables
   to affiliates                   256,506                          -0-
Payable to current and former
  general partners                 190,715                      190,715
Tenants' security and
  other deposits                   419,613                      497,546
                                37,514,340                   45,671,729


Partners' capital (deficit)
per accompanying
statements                     (21,067,022)                 (25,920,566)

                              $ 16,447,318                 $ 19,751,163

              COMBINED STATEMENTS OF OPERATIONS OF LOCAL
                           LIMITED PARTNERSHIPS

                                             For the Year Ended
                                                 December 31,
                                      1996           1995          1994
Revenue:
Net rental income                 $13,117,131  $13,138,527  $12,827,680
Financial                             116,499      108,001       75,367
Other                                 193,561      315,548       96,419
                                   13,427,191   13,562,076   12,999,466
Expenses:
Administrative                      2,097,899    2,274,001    2,263,793
Utilities                           2,550,027    2,385,529    2,293,666
Operating                           3,651,763    3,471,937    3,394,741
Taxes and insurance                 2,500,249    2,353,150    1,867,755
Total Operating Expenses           10,799,938   10,484,617    9,819,955

Net Operating Income                2,627,253    3,077,459    3,179,511

Financial expenses                  1,319,599    1,348,522    1,447,091

Income before depreciation,
amortization and other expenses
and gain on transfer of assets
to HUD                              1,307,654   1,728,937    1,732,420

Depreciation and amortization
expense                             1,651,137    1,786,714    2,077,296
Other expenses                         26,727       62,532       26,079
                                    1,677,864    1,849,246    2,103,375

Net loss before gain on transfer
of assets to HUD                     (370,210)    (120,309)    (370,955)

Gain on transfer of assets to HUD   5,223,754          -0-          -0-

Net income (loss)                 $ 4,853,544  $  (120,309) $  (370,955)

Amortization of capitalized interest amounted to $32,716 in 1996, 1995 and 1994.


                COMBINED STATEMENTS OF CHANGES IN PARTNERS'
             CAPITAL (DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                             Urban
                          Improvement       Other
                          Fund Limited     Limited      General
                            1973-II        Partners     Partners      Total
Partners' capital (deficit)
  at January 1, 1994     $(23,911,040)    $(510,325)   $(883,375)  $(25,304,740)

Net loss 1994                (355,250)        1,330      (17,035)      (370,955)

Distributions                 (50,087)          -0-       (2,636)       (52,723)

Partners' capital (deficit)
  at December 31, 1994    (24,316,377)     (508,995)    (903,046)   (25,728,418)

Net loss 1995                (115,004)        2,730       (8,035)      (120,309)

Distributions                 (68,247)          -0-       (3,592)       (71,839)

Partners' capital (deficit)
  at December 31, 1995    (24,499,628)    (506,265)     (914,673)   (25,920,566)

Net income (loss) 1996      4,526,394        1,025       326,125      4,853,544

Partners' capital (deficit)
  at December 31, 1996   $(19,973,234)   $(505,240)    $(588,548)  $(21,067,022)

                COMBINED STATEMENTS OF CASH FLOWS OF LOCAL
                          LIMITED PARTNERSHIPS

                                                      December 31,
                                             1996         1995        1994
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                          $  4,853,544   $  (120,309)   $  (370,955)
 Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Gain on transfer of assets to HUD    (5,223,754)          -0-           -0-
   Depreciation and amortization         1,601,013     1,786,714      2,064,876
 Increase in receivables, escrows,
     restricted deposits, prepaid
     expenses and other assets            (453,315)     (266,968)      (427,091)
 Increase (decrease) in accounts payable,
     accrued expenses and tenant security
      deposit liability                   (355,544)      685,961        204,450
 Total adjustments                      (4,431,600)    2,205,707      1,842,235
 Net cash provided by operating
  activities                               421,944     2,085,398      1,471,280

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                  (1,384,098)     (902,216)      (896,158)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Mortgage principal payments               356,099      (860,647)      (764,500)
   Distributions paid                          -0-       (71,839)       (52,723)
 Net advances from (to) affiliates         309,008      (282,731)        48,863
 Net cash provided (used) by
         financing activities              665,107    (1,215,217)      (768,360)

INCREASE (DECREASE) IN CASH               (297,047)      (32,035)      (193,238)

CASH BALANCE AT
BEGINNING OF YEAR                          677,527       709,562        902,800

CASH BALANCE AT
END OF YEAR                            $   380,480   $   677,527     $  709,562

                   SUPPLEMENTAL INFORMATION REGARDING
                    INTEREST PAYMENTS IS AS FOLLOWS:

       Interest paid                  $   740,682    $   805,812     $  841,961


A reconciliation between combined net loss for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                                     December 31,
                                            1996         1995           1994

Combined net income (loss) for financial
   reporting purposes                 $  4,853,544  $  (120,309)   $ (370,955)

Gain on transfer of assets to HUD       (5,223,754)         -0-          -0-

Excess depreciation for financial
 reporting purposes over depreciation
 for income tax reporting purposes         896,803       848,302    1,530,120

Accrual adjustments for financial
   reporting purposes                     (151,529)      201,567     (408,088)

Combined net income as reported on the
 federal income tax returns           $    375,064  $    929,560   $  751,077

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                                   December 31,
                                          1996           1995          1994
Combined partners' capital (deficit)
 for financial reporting purposes   $(21,067,022)  $(25,920,566)  $(25,728,418)

Carrying costs during construction
 capitalized for financial reporting
purposes, excess of depreciation
for income tax reporting purposes
and accrual adjustments for
 financial reporting purposes         (8,936,845)   (3,639,549)    (4,599,176)

Combined partners' capital (deficit)
 as reported on the federal income
        tax returns                 $(30,003,867) $(29,560,115)  $(30,327,594)

 Cost of Buildings

For financial statement purposes, the Local Limited Partnerships generally capitalize all project costs, including payments to the general partners, interest, taxes, carrying costs and operating expenses offset by incidental rental income, up to the cutoff date for cost certification purposes. For income tax reporting purposes, certain of these amounts were deducted when paid.

 Depreciation and Amortization

For financial statement purposes, depreciation is computed using the straight-line and various accelerated methods over useful lives of fifteen to forty years from the date of completion of the building or rehabilitation, and three to twelve years for equipment and land improvements. For income tax reporting purposes, provisions for depreciation are generally computed over the same or shorter periods using accelerated methods and certain rehabilitation costs are amortized using the straight-line method over sixty months under the provisions of Section 167(k) of the Internal Revenue Code.

Certain expenses related to obtaining permanent financing for the projects have been deferred and are being amortized for financial reporting purposes using the straight-line method over periods of five to forty years.

 Mortgage Notes Payable

The Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development
(HUD) and the Massachusetts Housing Financing Agency
(MHFA) totaling $31,995,371 at December 31, 1996 ($12,384,030 by
HUD and $19,611,341 by MHFA) and $38,277,103 at December 31,
1995 ($20,584,297 by HUD and $17,692,806 by MHFA).
The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent to thirteen and one half percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $217,000 over periods of forty years. HUD will make interest assistance payments to eight Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

The scheduled principal reductions for the next five years are as follows:

      Year Ended
     December 31,             Amount

         1997             $   615,160
         1998                 661,232
         1999                 711,803
         2000                 765,720
         2001                 823,757
        Beyond             28,417,699

                          $31,995,371

  Notes Payable

Notes payable include a residual receipts note of $250,000 that is payable to a former General Partner of a Local Limited Partnership. The residual receipts note is non-interest bearing and subordinated to the insured mortgages. A Local Limited Partnership has a low interest rate flexible subsidy note payable in the amount of $36,085. The note is payable from surplus cash.

 National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies.
As of December 31, 1996, approximately $407,576 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

All of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1996, 1995 and 1994, the Local Limited Partnerships received approximately $4,991,121,
$4,618,000 and $4,438,878, respectively, in Section 8 and rent supplement funds.

 Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to ten and one-half percent of the gross revenues of the respective projects. The management agents are affiliated with or are the general partners of the Local Limited Partnerships.

Note 5   Investment in Mott Haven VII and Mott Haven VIII

Mott Haven VII and Mott Haven VIII have experienced cash flow deficits from operations. Mott Haven VIII has incurred financial default and Mott Haven VII may be in non-monetary default due to the physical condition of the project. Despite the efforts of the General Partner, the owners and managers to preserve the developments and provide decent and affordable housing, the financial stability of the developments is threatened by the imminent expiration of the Section 8 loan management set-aside contracts and the likelihood that they will not be renewed on this property for federal budget and policy reasons. HUD, the owners and the General Partner believe that it is in the best interests of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The General Partner has taken steps to transfer the property to HUD.

For financial reporting purposes, the Partnership has recorded the disposition of its investment in Mott Haven VII and Mott Haven VIII during November 1996. The components of the gain on the transfer of property to HUD is summarized as follows:

 Assets transferred:

        Cash                                                 $   106,472
        Cash in escrow and other restricted funds                998,644
        Accounts receivable                                       44,798
        Prepaid expenses                                         158,181
        Other assets                                               3,893
        Property on the basis of cost                         11,861,790
        Accumulated depreciation                              (9,824,110)
                                                               3,349,668

      Liabilities transferred:

        Mortgage note payable                                  7,749,161
        Accounts payable and accrued expenses                    695,039
        Advance from general partner                              50,001
        Tenant security and other deposits                        79,221
                                                               8,573,422

       Gain on transfer of property to HUD                   $ 5,223,754

The General Partner believes that if the Partnership did not consent to the Workout Agreement (transfer of properties to HUD), it is more likely than not that HUD would take the necessary steps to sell the properties at foreclosure sales during 1997. Such foreclosure sales will most probably not result in the return of any cash to the Limited Partners but would result in the recognition of a significant taxable gain by each limited partner. The taxable gain for the limited partners or Urban
Improvement Fund Limited '73-II in the aggregate is estimated to be $5,167,883 or approximately $429.55 for each unit. This gain would be passive in nature and could be offset by any suspended passive loss carryforwards. It is estimated that the maximum tax due on this gain would total approximately $1,990,927 for all limited partners or $165.48 per unit.


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                              December 31,
                                       1996                 1995
                             1996     Change     1995      Change     1994
Advances to local limited
  partnerships:  (A)

Community Circle, Ltd.    $ 91,949   $  -0-   $ 91,949   $  -0-   $ 91,949
808 Memorial Drive
   Associates              882,927    2,501    880,426    19,482   860,944
                          $974,876   $2,501   $972,375   $19,482  $952,893

(A) All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership because the investment in these partnerships have been reduced to zero under the equity method of accounting.

                                        December 31,
                                  1996                 1995
                       1996      Change      1995     Change      1994
Indebtedness to General Partner:

Management fee payable
to General Partner  $1,033,167  $ 52,500    $980,667   $ 70,000    $910,667

Advance from General
Partner             $   24,243  $    -0-    $ 24,243   $(17,500)   $ 41,743

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Schedule XI

             REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL
                 LIMITED PARTNERSHIPS   COMBINED WORKPAPERS

December 31, 1996

                                                        Outstanding
Description                                             Mortgage
Partnership/Location          No. of Units               Balance

Community Circle, Ltd.
  Cleveland, OH               160 apartments         $ 2,343,195
Crowninshield Apartments
   Associates, Peabody, MA    284 apartments           4,806,817
Holly Street Associates
  Lawrence and Matheun, MA     71 apartments           1,242,937
King Drive Apartments
  Assoc., Chicago, IL         315 apartments           4,625,381
808 Memorial Drive
  Assoc., Cambridge, MA       301 apartments          13,561,587
Met-Paca I Associates
  New York, New York           37 apartments             719,452
Morrisania II Associates
  New York, New York          161 apartments           3,383,180
Southern Boulevard
  Partners, Bronx, NY          72 apartments           1,312,822

                                                     $31,995,371

                                           Buildings
                                             and                    Accumulated
Partnership                     Land      Improvement      Total    Depreciation

Community Circle, Ltd.        $240,000     $4,048,796   $4,288,796 $ (2,622,418)
Crowninshield Apartments       128,109      6,490,595    6,618,704   (5,994,101)
Holly Street Associates         28,353      2,050,781    2,079,134   (1,676,874)
King Drive Apartments Assoc.   340,494      6,730,850    7,071,344   (5,451,881)
808 Memorial Drive Assoc     1,469,231     15,720,089   17,189,320  (11,021,150)
Met-Paca I Associates           83,642      1,118,978    1,202,620     (977,955)
Morrisania II Associates        91,956      5,413,712    5,505,668   (4,715,621)
Southern Boulevard Partners     19,219      2,674,431    2,693,650   (2,266,868)

                            $2,401,004    $44,248,232  $46,649,236 $(34,726,868)

                                                                 Life in Which
                                                                 Depreciation
                                                                  in Latest
                               Date of                             Income
                             Completion of          Date          Statement
Partnership                  Construction         Acquired        is Computed

Community Circle, Ltd.           1974              1973           3-40 years
Crowninshield Apartments Assoc.  1975              1973          10-20 years
Holly Street Associates          1975              1973          22-40 years
King Drive Apartments            1974              1973          12-20 years
808 Memorial Drive               1975              1973           5-30 years
Met-Paca I Associates            1974              1973           5-20 years
Morrisania II Associates         1975              1973          10 25 years
Southern Boulevard               1974              1973          20-25 years

                                           Buildings
                                              and                   Accumulated
                                Land      Improvement     Total     Depreciation

Balance at January 1, 1995   2,639,104    53,585,608    56,224,712    41,185,048
Additions during year              -0-       902,216       902,216          -0-
Disposals during year              -0-           -0-           -0-          -0-
Depreciation expense               -0-           -0-           -0-     1,764,917
Balance at
December 31, 1995            2,639,104    54,487,824    57,126,928    42,949,965
Additions during year              -0-     1,384,098     1,384,098          -0-
Assignment of mortgages
to HUD   Mott Haven VII
and VIII                      (238,100)  (11,623,690)  (11,861,790)  (9,824,110)
Depreciation expense               -0-           -0-           -0-    1,601,013

Balance at
December 31, 1996           $2,401,004   $44,248,232   $46,649,236   $34,726,868

NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and building for federal income tax purposes amounts to approximately $38,172,000.