Form 10-Q
period 1997-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1997-10-31
CIK 102342

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                              Washington, D.C. 20549

                                   FORM 10 Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from _________ to ________.

                      Commission File Number 0-7771

                  URBAN IMPROVEMENT FUND LIMITED - 1973 II
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

                          PART I   FINANCIAL INFORMATION

                           Item 1   Financial Statements

                                  BALANCE SHEETS

                     URBAN IMPROVEMENT FUND LIMITED   1973 II
                              (A Limited Partnership)

                                     ASSETS

                                            June 30,         December 31,
                                              1997              1996

Cash                                      $     2,549        $     4,876

Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                                            -0-                -0-

    Total Assets                          $     2,549        $     4,876

                             LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                          $    14,538        $       126

Management fee payable                      1,068,167          1,033,167

Advance from General Partner                   24,243             24,243
                                            1,106,948          1,057,536

Partners' (Deficit):
General Partner - 100
Partnership units
authorized, issued
 and outstanding                             (531,719)          (529,132)

Limited Partners - 11,335
partnership units authorized,
issued and outstanding                       (572,680)          (523,528)

                                           (1,104,399)        (1,052,660)

Total Liabilities and
Partners' (Deficit)                       $     2,549        $     4,876


Unaudited.  See accompanying notes.

                       CAPITALIZATION AND PARTNERS' (DEFICIT)

                     URBAN IMPROVEMENT FUND LIMITED - 1973-II
                             (A Limited Partnership)

                                             June 30,         December 31,
                                               1997               1996

General Partner Interest - 100
 Partnership units issued
 and outstanding                          $     95,000        $     95,000

Limited Partners' Interest - 11,335
 Partnership units issued and
 outstanding                                11,335,000          11,335,000

  Total                                     11,430,000          11,430,000

Offering Expenses                           (1,237,673)         (1,237,673)

Accumulated loss through
 December 31, 1996                         (11,244,987)        (11,244,987)

Loss for six-month period
ended June 30, 1997                            (51,739)                -0-

                                           (11,296,726)        (11,244,987)

Partners' (Deficit) at
End of Period                             $ (1,104,399)       $ (1,052,660)


Unaudited.  See accompanying notes.

                               STATEMENTS OF INCOME

                      URBAN IMPROVEMENT FUND LIMITED   1973 II
                               (A Limited Partnership)

                                For the Three-Month     For the Six-Month
                                   Period Ended            Period Ended
                                      June 30,               June 30,
                                1997          1996       1997         1996

Revenues                    $       5      $   2,775    $     644  $   4,421

Cost and expenses:

  Professional fees             5,600           8,05       10,460     13,350

  Management fee               17,500         17,500       35,000     35,000

  Other                         6,936          1,847        6,936      1,847
                               30,036         27,400       52,396     50,197

Loss before equity in
income of Local Limited
Partnerships                  (30,031)       (24,625)     (51,752)   (45,776)

Equity in loss of Local
Limited Partnership                13            -0-           13        -0-

Net loss                    $ (30,018)     $ (24,625)   $ (51,739) $ (45,776)

Allocation of net loss:

Net loss allocated to
General Partner             $  (1,501)      $ (1,231)   $  (2,587) $  (2,289)

Net loss allocated to
Limited Partners              (28,517)       (23,394)     (49,152)   (43,487)

                            $ (30,018)     $ (24,625)   $ (51,739) $ (45,776)

Net loss allocated to
Limited Partners per
Limited Partnership
Unit (11,335 units out-
standing at June 30, 1997
and 1996)                   $      (3)     $      (2)   $      (5) $      (4)


Unaudited.  See accompanying notes.

                              STATEMENTS OF CASH FLOWS
                     URBAN IMPROVEMENT FUND LIMITED - 1973-II
                               (A Limited Partnership)

                            For the Three-Month          For the Six-Month
                               Period Ended                Period Ended
                                 June 30,                     June 30,
                            1997         1996            1997          1996

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss                  $ (30,018)   $ (24,625)     $ (51,739)   $ (45,776)
Adjustments to reconcile
net loss to net cash used
by operating activities:
Equity in net loss of local
limited partnership             (13)         -0-            (13)        -0-
Increase (decrease) in
accounts payable and
accrued management fees      27,178       (4,800)        49,412      17,500
Total adjustments            27,165       (4,800)        49,399      17,500
Net cash provided by
operating activities         (2,853)     (29,425)        (2,340)    (28,276)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Distributions received          -0-          -0-            -0-         -0-
Advance to local limited
partnership                      13          -0-             13         -0-
Net cash provided by
 Investing activities            13          -0-             13         -0-

NET DECREASE IN CASH AND
 CASH EQUIVALENTS             (2,840)    (29,425)        (2,327)    (28,276)

CASH BALANCE AT BEGINNING
OF PERIOD                      5,389      35,726          4,876      34,577

CASH BALANCE AT END OF
PERIOD                     $   2,549   $   6,301      $   2,549   $   6,301

Unaudited.  See accompanying notes.

                     NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                    June 30, 1997

                    URBAN IMPROVEMENT FUND LIMITED - 1973-II
                            (A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited - 1973-II (the Partnership) was formed under the California Uniform Limited Partnership
Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited - 1973-II prospectus, dated October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years, and accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable totaling $718,167 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1997 and 1996, the Partnership has investments in ten active real estate
Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                                     June 30, 1997         December 31, 1996

Capital contributions                  $5,249,455             $5,249,455

Distributions                            (821,532)              (821,532)

Equity in losses                       (6,272,435)            (6,272,448)

Advances                                  974,863                974,876

Unamortized costs of
acquisitions                              869,649                869,649

                                       $      -0-             $      -0-

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

                              For the Three-Month         For the Six-Month
                                  Period Ended               Period Ended
                                     June 30,                  June 30,
                              1997           1996         1997          1996

Advance made to Local
Limited Partnership       $      13        $   -0-   $      13      $    -0-

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $35,000 for the six-month period ended June 30, 1997 and 1996.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for June 30, 1997 and 1996, is summarized as follows:

                            For the Three-Month           For the Six-Month
                               Period Ended                 Period Ended
                                 June 30,                     June 30,
                           1997             1996           1997         1996

Advance to Partnership
with zero investment:

Community Circle          $     (50)   $     -0-        $     (50)  $     -0-
808 Memorial Drive               37          -0-               37         -0-

                          $     (13)   $    -0-         $     (13)  $     -0-

                               PART II   OTHER INFORMATION
Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


URBAN IMPROVEMENT FUND LIMITED - 1973-II
               (Registrant)
By:  Interfinancial Real Estate Management
     Company, General Partner



Date  October 31, 1997

      Michael Fulbright
          (Signature)

By:  Michael Fulbright, Secretary

     John M. Orehek
           (Signature)

By: John M. Orehek, Senior Vice President