Form 10-Q
period 1998-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1998-08-18
CIK 102342

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                            FORM 10 Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                   Commission File Number 0-7771

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
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

                    PART I - FINANCIAL INFORMATION

                       Item 1 - Financial Statements

                              BALANCE SHEETS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                      (A Limited Partnership)

                             ASSETS

                                       June 30,               December 31,
                                         1998                     1997
Cash                               $    43,336             $    11,749

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                              4,276,202               4,376,202

     Total Assets                  $ 4,319,538              $ 4,387,951


                       LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                   $     6,350              $       -0-

Management fee payable               1,103,167                1,068,167

Due to affiliates                      732,923                  732,923
                                     1,842,440                1,801,090

Partners' (Deficit):
 General Partner - 100
 Partnership units
 authorized, issued
 and outstanding                      (352,644)               (347,156)

 Limited Partners - 11,335
 partnership units authorized,
 issued and outstanding              2,829,742               2,937,017

                                     2,477,098               2,586,861

Total Liabilities and
Partners' (Deficit)                $ 4,319,538             $ 4,387,951

Unaudited.  See accompanying notes.

                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                           (A Limited Partnership)

                                        June 30,              December 31,
                                          1998                    1997
General Partner Interest - 100
  Partnership units issued
  and outstanding                    $     95,000            $     95,000

Limited Partners' Interest - 11,335
  Partnership units issued and
  outstanding                          11,335,000              11,335,000

      Total                            11,430,000              11,430,000

Offering Expenses                      (1,237,673)             (1,237,673)

Accumulated loss through
 December 31, 1997                     (7,605,466)            (7,605,466)

Loss for six-month period
 ended June 30, 1998                     (109,763)                   -0-

                                       (7,715,229)            (7,605,466)

Partners' (Deficit) at End of Period $  2,477,098           $ (2,586,861)

Unaudited.  See accompanying notes.

                        STATEMENTS OF INCOME

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                           For the Three-Month            For the Six-Month
                               Period Ended                  Period Ended
                                 June 30,                       June 30,
                          1998            1997           1998          1997
Revenues              $     209        $       5       $     311   $     644

Cost and expenses:

 Professional fees        3,200            5,600           6,375       10,460

 Management fee          17,500           17,500          35,000       35,000

 Other                      801            6,936             806        6,936
                         21,501           30,036          42,181       52,396

Loss before equity in
loss of Local
Limited Partnerships    (21,292)         (30,031)        (41,870)     (51,752)

Equity in loss of
 Local Limited
 Partnership            (17,893)              13         (67,893)          13

Net loss              $ (39,185)       $ (30,018)      $(109,763)   $ (51,739)

Allocation of net loss:

 Net loss allocated to
General Partner       $  (1,959)       $  (1,501)      $  (5,488)   $  (2,587)

 Net loss allocated
 to Limited
 Partners               (37,226)         (28,517)       (104,275)     (49,152)

                      $ (39,185)       $ (30,018)      $(109,763)   $ (51,739)

Net loss allocated
 to Limited
 Partners per
 Limited Partner-
 ship Unit
 (11,335 units out-
 standing at
 June 30, 1998
 and 1997)           $      (3)      $       (3)      $      (9)   $      (5)


Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED   1973 II
                        (A Limited Partnership)

                            For the Three-Month         For the Six-Month
                               Period Ended                Period Ended
                                  June 30,                    June 30,
                            1998             1997      1998            1997
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                 $ (39,185)     $ (30,018)    $(109,763)    $(51,739)
 Adjustments to
 reconcile net
 loss to net cash
 used by operating
 activities:
 Equity in net loss
 of local limited
partnership                  17,893           (13)        67,893          (13)
 Increase (decrease)
 in accounts payable
 and accrued manage-
 ment fees                   20,675        27,178         41,350       49,412
  Total adjustments          38,568        27,165        199,243       49,399
  Net cash provided by
  operating activities         (617)       (2,853)          (520)      (2,340)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Advance repayment from
 local limited partnership    32,107           13          32,107          13
 Net cash provided by
 Investing activities         32,107           13          32,107          13

NET DECREASE IN
 CASH AND CASH
 EQUIVALENTS                  31,490       (2,840)         31,587      (2,327)

CASH BALANCE AT
 BEGINNING OF
 PERIOD                       11,846        5,389          11,749       4,876

CASH BALANCE AT
 END OF PERIOD             $  43,336    $   2,549      $   43,336   $   2,549

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          June 30, 1998

             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                      (A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited - 1973 II (the Partnership) was formed under the California Uniform Limited
Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

Note 3 - Management of Urban Improvement Fund Limited - 1973-II -
Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years, and accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable totaling $753,167 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1998 and 1997, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                                  June 30, 1998           December 31, 1997
Capital contributions             $6,831,192                   $6,831,192

Distributions                       (901,102)                    (901,102)

Equity in losses                  (2,330,439)                  (2,262,546)

Advances                              59,842                       91,949

Unamortized costs
of acquisitions                      616,709                     616,709

                                  $4,276,202                  $4,376,202

                Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of Operations

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

                          For the Three-Month          For the Six-Month
                              Period Ended               Period Ended
                                June 30,                   June 30,
                          1998           1997         1998             1997
Advance made to
 (repaid from)
 Local Limited
 Partnership          $ (32,107)       $    13      $ (32,107)    $     13

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $35,000 for the six-month period ended June 30, 1998 and 1997.

The components of the Partnership's equity in net loss of the Local
Limited Partnerships for June 30, 1998 and 1997, is summarized as follows:


                         For the Three-Month             For the Six-Month
                             Period Ended                   Period Ended
                               June 30,                         June 30,
                          1998          1997            1998          1997
Advance to Partnership
 with zero investment:

 Community Circle     $   32,107    $     (50)     $  32,107    $     (50)
 808 Memorial Drive          -0-           37            -0-           37
                          32,107          (13)        32,107          (13)

Income from investments
 with non-zero investment:
 808 Memorial Drive      (50,000)         -0-       (100,000)         -0-

                      $  (17,893)   $     (13)     $ (67,893)   $     (13)

                          PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

       a)  None

       b) The registrant has not filed a report on Form 8 K during the quarter ending June 30, 1998.

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


                    URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                         (Registrant)
                             By:  Interfinancial Real Estate Management
                                  Company, General Partner


Date August 18, 1998                                 Michael Fulbright
                                                        (Signature)
                                         By:  Michael Fulbright, Secretary




Date August 18, 1998                                    John M. Orehek
                                                         (Signature)
                                  By: John M. Orehek, Senior Vice President