Form 10-K
period 1997-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1998-10-15
CIK 102342

SECURITIES AND EXCHANGE COMMISSION



                             FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from         to

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1997: No established market value.

PART I
Item 1.  Business
     (a)  General Development of Business   Urban Improvement Fund
Limited 1973-II, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). One of the Partnerships, 808 Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997. Two of these properties, Mott Haven Apartment
VII and Mott Haven Apartments VIII are either in default on their mortgage or technical default due to physical condition of property.

     Despite the efforts of the General Partner, the owners and managers of Mott Haven Apartments VII and Mott Haven Apartments VIII to preserve the developments and provide decent and affordable housing, the financial stability of the developments is threatened by the imminent expiration of the Section 8 loan management set-aside contracts and the likelihood that they will not be renewed on this property for federal budget and policy reasons. HUD, the owners and the General Partner of Mott Haven
Apartments VII and Mott Haven Apartments VIII believe that it is in the best interests of the developments and their tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The General Partner has taken steps to transfer these properties to HUD. The remaining seven (7) partnerships are described in Item 2 hereof.

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

     (d) Financial information about foreign and domestic operations and export sales - The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federal, state and local government-assisted housing is subject to significant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold and persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident
Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Partnerships

     The Registrant owns equity interests as a Limited Partner in the following Partnership as of December 31, 1997:

                                                                   1997
Partnership Name                                 No. of          Percent of
 Real Estate Location          Type              Units           Occupancy

 Community Circle
 Cleveland, Ohio             236 New               160               98%

 Crowninshield Apartments
 Peabody, MA                 MHFA Rehab.*          284               99%

 Holly Street
 Lawrence, MA                MHFA Rehab.*           71               98%

 King Drive
 Chicago, IL                 236 New               315               96%

 Met-Paca Section 1
 New York, NY                236 Rehab.             37              100%

 Morrisania II
 New York, NY                236 Rehab.            161               96%

 Southern Boulevard
 Phase One
 New York, NY                236 Rehab.             72              100%

*Developed under auspices of Massachusetts Housing Finance Agency.

Mortgage indebtedness associated with each project is shown in Schedule XI of this report.

 The following properties were assigned to HUD at December 31, 1997:

 Mott Haven 7
 New York, NY                      236 Rehab.          165           100%

 Mott Haven 8
 New York, NY                     236 Rehab.           171             98%

The following properties were purchased by 808 Investment Limited
Partnership in December 1997:

 Sedgefield Square
 Greensboro, NC                 Conventional          124              N/A

 Windsor Station
 Dallas, TX                     Conventional          399              N/A

 The Summit
 Escondido, CA                  Conventional          128              N/A

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

The following properties were assigned to HUD at December 31, 1997:

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

808 INVESTMENTS LIMITED PARTNERSHIP owned a 301-unit project located in Cambridge, Massachusetts, consisting of two buildings of steel and brick construction and a five-level parking structure. The buildings are eleven and twenty stories and they are centrally air-conditioned. The project has two small landscaped plazas. There is approximately 57,000 square feet of commercial space and 2,000 square feet of retail spaces. The project was constructed under the auspices of the Massachusetts Housing Finance Agency.

                                  Type of Unit           No. of Units
                                   1 Bedroom                  128
                                   2 Bedroom                  139
                                   3 Bedroom                   30
                                   4 Bedroom                    4

During July 1997, the Partnership sold its real estate project located in Cambridge, Massachusetts in a tax free exchange. During December
1997, the Partnership purchased a 124 unit project located in Greensboro, North Carolina, a 399 unit project in Dallas, Texas and a 128 unit project in Escondido, California. These projects were financed with conventional mortgages which are not insured by HUD or any state agency.

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

Title of            Name & Address of         Amount and Nature of     % of
 Class              Beneficial Owner          Beneficial Ownership     Class

General Partner   Interfinancial Real               100 Units           100%
   Interest       Estate Management Co.             ($95,000)
                  1201 Third Avenue, Suite 5400
                  Seattle, Washington 98101-3076

Limited Partner   629 Limited Partners             11,335 Units         100%
   Interest                                        ($11,335,000)

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

(c) There have been no distributions to partners during the five year period ending December 31, 1997.

Item 6.  Selected Financial Data

These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                                Year Ended December 31,
                       1997        1996        1995        1994         1993

Operating Income:
  Interest income  $      214    $    796    $    765   $    836    $    315
  Other income            -0-       6,250       8,125      8,750       5,000
                          214       7,046       8,890      9,586       5,315
Expenses:
  Professional fees    18,492      16,623      18,409     15,546      13,325
  Management fee       70,000      70,000      70,000     70,000      70,000
  Incentive
   management fee      22,349         -0-      23,501     12,030         701
  Amortization
  expense              16,863         -0-         -0-        -0-         -0-
  Other expenses        6,813         250         313        645       6,309
                      134,517      86,873     112,223     98,221      90,335

Loss before equity
 in income (loss) of
 Local Limited
 Partnerships        (134,303)    (79,827)   (103,333)   (88,635)   (85,020)

Equity in income
 (loss) of
 Local Limited
 Partnerships       4,009,902      (2,500)     48,765     16,212     (7,827)

Net income (loss)  $3,875,599    $(82,327)   $(54,568)  $(72,423)  $(92,847)

Allocation of net
 income (loss):
  Net loss
  allocated
  to General
  Partner             193,780      (4,116)   $ (2,728)  $ (3,621)  $ (4,642)
  Net loss
  allocated
  to Limited
  Partners          3,681,819     (78,211)    (51,840)   (68,802)   (88,205)

                   $3,875,599    $(82,327)   $(54,568)  $(72,423)  $(92,847)

Net financial
 reporting income
 (loss) per unit:
  General
  Partnership
   units (100
   units outstanding
   allocated to
   General
   Partner)       $    1,938    $    (41)   $    (27)   $   (36)  $    (46)
   Limited
  Partnership
   units (11,335
   units outstanding
   allocated to
   Limited
   Partners)      $      325    $      (7)   $     (5)   $    (6)  $     (8)

Total assets      $4,624,029     $  4,876    $ 34,577   $ 36,645   $ 12,025

Long-term
 obligations      $      -0-     $    -0-    $    -0-    $    -0-  $    -0-

Cash dividends    $      -0-     $    -0-    $    -0-    $    -0-  $    -0-

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

                     1997         1996       1995         1994       1993
Urban's share of
  distribution     $ 79,570    $    -0-    $ 68,247    $ 50,087    $ 14,673

Advances (made to)
  repaid by
  Local Limited
  Partnerships     $    -0-    $ (2,500)   $(19,482)   $(33,875)   $(22,500)

    Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year from 1993 through 1997. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners'share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

    During the period 1993 to 1997, the Partnership paid incentive management fees to the General Partner of a Local Limited Partnership. These fees were paid from distributions received from this Local Limited Partnership.

   At December 31, 1997, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

    The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1997, 1996 and 1995 is summarized as follows:

                                    1997            1996             1995
Income from Partnerships
 with non-zero
  investments:
  808 Investments Limited
   Partnership                   $3,930,332      $     -0-        $     -0-

Repayment of advances
  from (advances to)
  Partnerships with zero
  investments:
   808 Investments Limited
    Partnership                        -0-       $  (2,500)       $ (19,482)

Distributions received
 from Partnerships
 with zero investments:
   Southern Boulevard I                -0-             -0-           34,105
   Crowninshield                    79,570             -0-           34,142

                                $4,009,902       $  (2,500)       $  48,765

  The net income from 808 Investments Limited Partnership was a result of the sale of real estate and represents Urban's share of the sales proceeds which were reinvested in the tax-free exchange.

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

Capital Resources
  The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.

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

                Name               Age           Office
          Paul H. Pfleger          62      Director/President
          John M. Orehek           43      Director/Senior Vice President

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

                       Name                Age            Office
                 Paul H. Pfleger           62      Chairman of the Board
                 John M. Orehek            43      Senior Vice President
                 Michael Fulbright         43      Secretary

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

                 Balance Sheets at December 31, 1997 and 1996.

                 Statements of Income (Loss) for the years ended December 31, 1997, 1996 and 1995.

                 Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995.

                 Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

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

         (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED 1973-II
                       BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY


Date:  October 15, 1998
By:    Paul H. Pfleger
       President
       Interfinancial Real Estate Management Company




Date:  October 15, 1998
By:    John M. Orehek
       Senior Vice President
       Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:  October 15, 1998
By:    Paul H. Pfleger, Director
       Interfinancial Real Estate Management Company



Date:  October 15, 1998
By:    John M. Orehek, Director
       Interfinancial Real Estate Management Company.

             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                       SEATTLE, WASHINGTON

                   ANNUAL REPORT ON FORM 10-K

           ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 LIST OF FINANCIAL STATEMENTS AND
                   FINANCIAL STATEMENT SCHEDULES

                    YEAR ENDED December 31, 1997

Form 10-K   Items 14(a)(1) and (2)
Form 10-K   Item 14(d)

Urban Improvement Fund Limited 1973-II
(A Limited Partnership)



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Urban Improvement Fund Limited 1973-II are included in Item 8 and Item 14(a)(1)

    Independent Auditors' Report . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1997 and 1996 . . . . . . . F-4

    Statements of income (loss) for the years ended
         December 31, 1997, 1996 and 1995. . . . . . . . . . . F-5

    Statements of changes in partners' capital (deficit) for the years ended December 31, 1997, 1996 and 1995. F-5

    Statements of cash flows for the years ended
         December 31, 1997, 1996 and 1995. . . . . . . . . . . F-6

    Notes to financial statements. . . . . . . . . . . . . . . F-7


The following financial statement schedules of Urban Improvement Fund Limited 1973-II are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . .  . .F-22

    XI.  Real Estate and Accumulated Depreciation
              of Local Limited Partnerships. . . . . . . . .. .F-23

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

                     INDEPENDENT AUDITORS' REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited   1973-II (a Limited Partnership) as of December 31, 1997
and 1996, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited
1973-II for the years ended December 31, 1997, 1996 and 1995. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit four in 1997 and 1996 and six in 1995 of the financial statements of Urban Improvement Fund Limited - 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited - 1973-II's investment in these partnerships has been reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited
1973-II as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.






Atlanta, Georgia
June 15, 1998

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS



                                           ASSETS

                                                     December 31,
                                            1997                     1996

Cash and cash equivalents              $    11,750              $     4,876

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Note 4
 (Schedule IV and XI)                    4,612,279                      -0-
                                       $ 4,624,029              $     4,876

              LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee payable
 Note 3 (Schedule IV)                  $ 1,068,167              $ 1,033,167

Accounts payable                               -0-                      126

Advance from general partner               732,923                   24,243
                                         1,801,090                1,057,536

Partners' capital (deficit)
 Note 2 General Partner -
 100 Partnership units
 authorized, issued and
 outstanding                              (335,352)                (529,132)

Limited partners - 11,335
 Partnership units
 authorized, issued
 and outstanding                         3,158,291                 (523,528)
                                         2,822,939               (1,052,660)

Commitments and contingencies -
 Note 3
                                       $ 4,624,029             $     4,876




The Notes to Financial Statements are an integral part of these Statements.

 URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                            Year Ended December 31,
                                    1997             1996              1995

Interest income                $      214        $      796       $      765
Other income                          -0-             6,250            8,125
                                      214             7,046            8,890

Expenses:
 Professional Fees                 18,492            16,623           18,409
 Management fees -
  Note 3                           70,000            70,000           70,000
 Incentive management
  fee                              22,349               -0-           23,501
 Amortization expense              16,863               -0-              -0-
 Other expenses                     6,813               250              313
                                  134,517            86,873          112,223

 Loss before equity in
 income (loss) of
 Local Limited
 Partnerships                    (134,303)          (79,827)        (103,333)
 Equity in income
 (loss) of Local
 Limited Partnerships -
 Note 4                         4,009,902            (2,500)          48,765

 Net income (loss)             $3,875,599        $  (82,327)     $   (54,568)

Allocation of net
 income (loss):
  Net loss allocated to
  General Partner                 193,780            (4,116)          (2,728)
 Net loss allocated to
 Limited Partners               3,681,819           (78,211)         (51,840)

                               $3,875,599         $ (82,327)      $  (54,568)
Net financial
 reporting income
 (loss) per unit:
 General partnership
 units (100 units
 outstanding allocated
 to General Partner)           $    1,938         $     (41)      $      (27)
 Limited partnership
 units (11,335 units
 outstanding allocated
 to Limited Partners)          $      325         $      (7)      $       (5)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                      General         Limited
                                      Partner         Partners       Total
Partners' capital (deficit) at
 January 1, 1995                    $ (522,288)    $   (393,477)  $ (915,765)
Net loss - 1995                         (2,728)         (51,840)     (54,568)
Partners' capital (deficit) at
  December 31, 1995                   (525,016)        (445,317)    (970,333)
Net loss - 1996                         (4,116)         (78,211)     (82,327)
Partners' capital (deficit) at
  December 31, 1996                   (529,132)        (523,528)  (1,052,660)
Net income - 1997                      193,780        3,681,819    3,875,599
Partners' capital (deficit) at
  December 31, 1997                 $ (335,352)      $3,158,291   $2,822,939


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS


                                            Year Ended December 31,
                                   1997               1996           1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)               $ 3,875,599       $  (82,327)     $( 54,568)
Adjustments to
 reconcile net loss
 to net cash used by
operating activities:
 Amortization of costs
  of acquisition                     16,863              -0-           -0-
 Equity in net loss
  (income) of Local
  Limited Partnerships           (4,009,902)           2,500       (48,765)
 Increase (decrease) in
  accounts payable                     (126)             126           -0-
 Increase in accrued
  management fees                    35,000           52,500        70,000
    Total adjustments            (3,958,165)          55,126        21,235
    Net cash used by
      operating
      activities                    (82,566)         (27,201)      (33,333)

CASH FLOWS FROM
INVESTING ACTIVITIES:
 Current year distributions          79,570              -0-        68,247
 Contributions                   (1,581,837)             -0-           -0-
 Net advances to
  Local Limited
  Partnerships                      883,027           (2,500)      (19,482)
    Net cash provided
      (used) by
      investing activities         (619,240)          (2,500)       48,765

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Advances from
  (repayments to)
  General Partner                   708,680              -0-       (17,500)

NET INCREASE
 (DECREASE) IN
 CASH AND
 CASH EQUIVALENTS                     6,874          (29,701)       (2,068)

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR                    4,876           34,577        36,645

CASH AND CASH
 EQUIVALENTS AT
  END OF YEAR                    $   11,750       $    4,876     $  34,577


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies

  Organization

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

  Investment in Local Limited Partnerships

As of December 31, 1997, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies   Continued

The Partnerships' equity in net income (loss) of the Local Limited Partnerships is summarized as follows:

                                   1997             1996             1995
Income from Partnership
 with non-zero
 investments:
  808 Investments Limited
   Partnership                 $3,930,332       $     -0-         $     -0-

Repayment of advances
from (advances to)
Partnerships with
 zero investments:
  808 Investments Limited
   Partnership                        -0-       $  (2,500)         $(19,482)

Distributions received
from Partnerships
with zero investments:
  Southern Boulevard I                -0-             -0-           34,105
  Crowninshield                    79,570             -0-           34,142

                               $4,009,902       $  (2,500)        $ 48,765

The net income from 808 Investments Limited Partnership was a result of the sale of real estate and represents Urban's share of the sales proceeds which were reinvested in the tax-free exchange.

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded in the financial statements, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 2 Reconciliation Between Net Loss and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's loss for financial reporting purposes and the Partnership's loss for income tax reporting purposes follows:

                                             For the Year Ended
                                                December 31,
                               1997                1996                1995
Net income (loss) for
 financial reporting
  purposes                  $3,875,599       $   (82,327)        $   (54,568)

Amortization of initial
 or rent-up fees and
 other costs of acquisition
 capitalized for financial
 reporting purposes and
 previously deducted for
 income tax reporting
 purposes.                      16,863              -0-                 -0-

Equity in income (losses)
 reported by Local
 Limited Partnerships
 for income tax
 reporting purposes
 in excess of income
 (losses) for financial
 reporting purposes         (4,562,763)          299,304            727,712

Accrual and other
 adjustments for
 financial reporting
 purposes                    1,249,090           126,168            196,423

Net income as reported
 on the federal
 income tax return          $  578,789        $  343,145         $  869,567

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:


                                         For the Year Ended
                                             December 31,
                               1997             1996                1995
Partners' capital (deficit)
 for financial
 reporting purposes         $2,822,939       $(1,052,660)       $ (970,333)

Unamortized portion
 of initial and rent-up
 fees and other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes         (1,104,724)       (1,087,861)      (1,087,861)

Commissions and offering
 expenses capitalized for
 income tax reporting
 purposes  and charged to
 capital for financial
 reporting purposes          1,237,673         1,237,673        1,237,673

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 2 Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership for Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

                                        For the Year Ended
                                            December 31,
                             1997              1996               1995
Equity in cumulative
 losses of Local
 Limited Partnerships
 for income tax
 reporting purposes
 in excess of losses
 for financial reporting
 purposes                 $(30,890,705)     $(26,327,942)    $(26,713,868)

Accrual and other
 adjustments for
 financial reporting
 purposes                    2,357,741         1,033,167          980,667

Partners' capital (deficit)
 as reported
 on the federal
 income tax return        $(25,577,076)     $(26,197,623)    $(26,553,722)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years and, accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable to the General Partner for subsequent years have been accrued if cash flow was not sufficient to pay the fee in the year incurred. At December 31, 1997, additional management fees of $683,167 have been recorded as a liability to the General Partner. Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 3 - Management of Urban Improvement Fund Limited - 1973-II
         Continued

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

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1997, 1996 or 1995. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community
Circle, Limited and 808 Investments Limited Partnerships.  During 1997,
PSI was removed as General Partner of 808 Investments Limited
Partnership and converted to a Limited Partner.

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stage of completion and/or occupancy.

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                           Equity In
                          Capital            Income
                       Contributions        (Losses)             Subtotal
December 31, 1997:

Community Cir.,Ltd      $  386,626       $   (936,087)        $   (549,461)
Crowninshield Apts         723,327          (3,924,868)         (3,201,541)
Holly Street               261,000          (1,378,402)         (1,117,402)
King Drive Apts            300,640          (3,013,860)         (2,713,220)
808 Investments L.P.     3,012,445           1,363,757           4,376,202
Met Paca I Assoc           159,341            (619,833)           (460,492)
Morrisania II              882,740          (3,344,449)         (2,461,709)
Southern Blvd. I           203,971            (695,633)           (491,662)

                        $5,930,090        $(12,549,375)       $ (6,619,285)

                       Losses Not                   Costs of
                        Recorded                   Acquisition
                        (Note 1)     Advances        (Note 1)       Total
December 31, 1997:
Community Cir.,Ltd     $ 372,430     $ 91,949    $    85,082     $      -0-
Crowninshield Apts     3,045,109          -0-        156,432            -0-
Holly Street           1,076,732          -0-          40,670           -0-
King Drive Apts        2,545,426          -0-        167,794            -0-
808 Investments L.P.         -0-          -0-        236,077      4,612,279
Met Paca I Assoc         437,197          -0-         23,295            -0-
Morrisania II          2,363,122          -0-         98,587            -0-
Southern Blvd. I         446,813          -0-         44,849            -0-

                     $10,286,829      $91,949  BBB$  852,786     $4,612,279

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                               Equity In
                                Capital          Income
                             Contributions      (Losses)          Subtotal
December 31, 1996:

Community Cir.,Ltd            $   386,626      $ (1,063,386)   $   (676,760)
Crowninshield Apts                802,897        (4,134,648)     (3,331,751)
Holly Street                      261,000        (1,359,847)     (1,098,847)
King Drive Apts                   300,640        (2,949,217)     (2,648,577)
808 Investments L.P.            1,430,708       (10,283,403)     (8,852,695)
Met Paca I Assoc                  159,341          (732,775)       (573,434)
Morrisania II                     882,740        (3,225,636)     (2,342,896)
Southern Blvd. I                  203,971          (775,380)       (571,409)

                               $4,427,923      $(24,524,292)   $(20,096,369)

                        Losses Not                   Costs of
                         Recorded                   Acquisition
                         (Note 1)     Advances        (Note 1)       Total
December 31, 1996:

Community Cir.,Ltd      $  499,729   $  91,949       $   85,082      $ -0-
Crowninshield Apts       3,175,319         -0-          156,432        -0-
Holly Street             1,058,177         -0-           40,670        -0-
King Drive Apts          2,480,783         -0-          167,794        -0-
808 Investments L.P.     7,716,828     882,927          252,940        -0-
Met Paca I Assoc           550,139         -0-           23,295        -0-
Morrisania II            2,244,309         -0-           98,587        -0-
Southern Blvd. I           526,560         -0-           44,849        -0-

                       $18,251,844    $974,876      $   869,649      $ -0-

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method

A reconciliation to combined statement of partners' deficits follows:

                                         1997                     1996
Urban Improvement Fund
 Limited - 1973-II
capital contributions less
 equity in losses                    $ (6,619,285)           $(20,096,369)

Flexible subsidy contributed
 by HUD during 1981 and
1982 allocated to
partners' capital                         123,135                 123,135

Urban Improvement Fund
 Limited - 1973-II's
 share of combined equity
 of Local Limited
 Partnerships per the
 accompanying statement              $ (6,496,150)           $(19,973,234)

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1997 and 1996, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended
December 31, 1997, 1996 and 1995 are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED
PARTNERSHIPS

                                                    Assets

                                                   December 31,
                                        1997                         1996
Cash                              $    509,184                  $    380,480
Cash in escrow and
  other restricted funds             2,259,078                     3,062,658
Accounts receivable                    319,843                       297,447
Prepaid expenses                       301,991                       378,966
Other assets, net of
 accumulated amortization              524,500                       405,399
                                     3,914,596                     4,524,950
Property on the
 basis of cost:
  Land                               4,771,773                     2,401,004
 Buildings,
improvements and
 equipment                          48,478,092                    44,248,232
                                    53,249,865                    46,649,236
 Less accumulated
  depreciation                     (24,498,269)                  (34,726,868)
                                    28,751,596                    11,922,368

                                  $ 32,666,192                  $ 16,447,318

                      Liabilities and Partners' Capital (Deficit)

                                                   December 31,
                                        1997                       1996
Mortgage notes payable              $37,276,036                $31,995,371
Accounts payable and
  accrued expenses                    1,205,114                  3,391,174
Notes payable                            34,789                    286,085
Advances from
Urban Improvement -
 Fund Ltd. 1973-II                       91,949                    974,876
Advances from and
payables to affiliates                  387,707                    256,506
Payable to current and
 former general partners                 56,688                    190,715
Tenants' security and
 other deposits                         368,908                    419,613
                                     39,421,191                 37,514,340
Partners' capital (deficit)
 per accompanying
 statements                          (6,754,999)               (21,067,022)

                                   $ 32,666,192               $ 16,447,318

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                           For the Year Ended
                                                December 31,
                                1997              1996             1995
Revenue:
  Net rental income         $ 8,762,920       $13,117,131      $13,138,527
  Financial                     454,541           116,499          108,001
  Other                         488,109           193,561          315,548
                              9,705,570        13,427,191       13,562,076
Expenses:
  Administrative              1,754,896         2,097,899        2,274,001
  Utilities                   1,701,348         2,550,027        2,385,529
  Operating                   2,419,275         3,651,763        3,471,937
  Taxes and insurance         1,444,405         2,500,249        2,353,150
  Total Operating Expenses    7,319,924        10,799,938       10,484,617

Net Operating Income          2,385,646         2,627,253        3,077,459

Financial expenses            1,342,989         1,319,599        1,348,522

Income before depreciation,
  amortization and other
  expenses and gain on sale
  of property and on transfer
  of assets to HUD            1,042,657         1,307,654        1,728,937

Depreciation and
 amortization
  expense                     1,104,799         1,651,137         1,786,714
Other expenses                  141,360            26,727            62,532
                              1,246,159         1,677,864         1,849,246

Net loss before gain
 on sale of  property
 and on transfer of
 assets to HUD                 (203,502)         (370,210)         (120,309)

Gain on sale of property     13,801,536               -0-               -0-
Gain on transfer
  of assets to HUD                  -0-         5,223,754               -0-

Net income (loss)           $13,598,034       $ 4,853,544       $  (120,309)

Amortization of capitalized interest amounted to $32,716 in 1997, 1996 and 1995.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                         Urban
                       Improvement     Other
                      Fund Limited    Limited      General
                        1973-II       Partners     Partners       Total
Partners' capital
(deficit) at
January 1, 1995     $(24,316,377)   $ (508,995)   $(903,046)   $(25,728,418)

Net loss - 1995         (115,004)        2,730       (8,035)       (120,309)

Distributions            (68,247)          -0-       (3,592)        (71,839)

Partners' capital
 (deficit) at
December 31,
 1995                (24,499,628)     (506,265)     (914,673)   (25,920,566)

Net income
 (loss) - 1996         4,526,394         1,025       326,125      4,853,544

Partners' capital
 (deficit) at
December 31,
 1996                (19,973,234)     (505,240)     (588,548)   (21,067,022)

Contributions -
 1997                  1,581,837           -0-           -0-      1,581,837

Net income
(loss) - 1997         11,974,817     1,310,763       312,454     13,598,034

Distributions            (79,570)     (784,089)       (4,189)      (867,848)

Partners' capital
 (deficit) at
 December 31,
 1997               $ (6,496,150)   $   21,434     $(280,283)  $ (6,754,999)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

                                              December 31,
                               1997               1996                1995
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net income (loss)          $ 13,598,034       $4,853,544        $  (120,309)
 Adjustments to reconcile
 net loss to net cash
 provided by operating
 activities:
Gain on transfer of assets
 to HUD                              -0-       (5,223,754)               -0-
 Gain on sale
 of property                 (13,801,536)             -0-                -0-
 Depreciation and
 amortization                  1,104,799        1,601,013          1,786,714
 Increase in receivables,
 escrows, restricted
 deposits, prepaid
 expenses and
 other assets                    739,057        (453,315)           (266,968)
 Increase (decrease) in
 accounts payable,
 accrued expenses
and tenant security
deposit liability             (2,488,061)       (355,544)            685,961
  Total adjustments          (14,445,741)     (4,431,600)          2,205,707
  Net cash provided
  by operating
   activities                   (847,707)        421,944           2,085,398

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures        (23,789,949)     (1,384,098)           (902,216)
 Proceeds from sale
 of capital assets            19,657,458             -0-                 -0-
  Net cash provided
  by investing
  activities                  (4,132,491)     (1,384,098)           (901,216)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Capital contributions
  received                     1,581,837             -0-                 -0-
 Mortgage proceeds            19,300,000             -0-                 -0-
 Mortgage principal
  payments                   (14,019,335)        356,099            (860,647)
 Distributions paid             (867,847)            -0-             (71,839)
 Net advances from
 (to) affiliates                (885,753)        309,008            (282,731)
 Net cash provided
 (used) by financing
 activities                    5,108,902         665,107          (1,215,217)

INCREASE (DECREASE)
IN CASH                          128,704        (297,047)            (32,035)

CASH BALANCE AT
 BEGINNING OF YEAR               380,480         677,527             709,562

CASH BALANCE
 AT END OF YEAR             $    509,184     $   380,480         $   677,527

SUPPLEMENTAL
 INFORMATION REGARDING
 INTEREST PAYMENTS
IS AS FOLLOWS:
 Interest paid              $    687,099     $   740,682        $   805,812

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net loss for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                             December 31,
                              1997              1996               1995
Combined net income
 (loss) for financial
 reporting purposes        $13,598,036        $4,853,544        $  (120,309)

Gain on transfer of
 assets to HUD                     -0-        (5,223,754)               -0-

Excess depreciation
 for financial
 reporting purposes
 over depreciation
 for income tax
reporting purposes             498,526           896,803             848,302
Accrual adjustments
 for financial
 reporting purposes           (167,034)         (151,529)            201,567

Other - 1031 tax-
free exchange              (13,017,447)              -0-                 -0-

Combined net income
 as reported on the
 federal income tax
 returns                  $    912,081       $    375,064       $    929,560

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                            December 31,
                              1997              1996                1995
Combined partners'
 capital (deficit)
 for financial
 reporting purposes      $ (6,754,999)      $(21,067,022)      $(25,920,566)

Carrying costs
 during construction
 capitalized for
financial reporting
 purposes, excess
of depreciation for
income tax reporting
purposes and accrual
 adjustments for
 financial reporting
 purposes                 (14,746,825)        (8,936,845)        (3,639,549)

Combined partners'
 capital (deficit)
 as reported on the
 federal income
 tax returns             $(21,501,824)      $(30,003,867)      $(29,560,115)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

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

 Mortgage Notes Payable

The Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA) totaling
$17,976,036 at December 31, 1997 ($12,056,743 by HUD and $5,919,293
by MHFA) and $31,995,371 at December 31, 1996 ($12,384,030 by HUD
and $19,611,341 by MHFA).  The mortgage notes payable by 808
Investment Limited Partnership at December 31, 1997 totaling
$19,300,000 are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent to thirteen and one half percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $282,000 over periods of forty years. HUD will make interest assistance payments to seven Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

 Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                 Year Ended
                 December 31,                           Amount

                    1998                             $   856,617
                    1999                               1,050,295
                    2000                               1,143,318
                    2001                               1,244,989
                    2002                               1,354,605
                    Beyond                            31,626,212

                                                     $37,276,036

  Notes Payable

Notes payable include a residual receipts note of $250,000 that is payable to a former General Partner of a Local Limited Partnership. The residual receipts note was paid in 1997 in conjunction with the sale of real property by 808 Investments Limited Partnership. A Local Limited Partnership has a low interest rate flexible subsidy note payable in the amount of $36,085. The note is payable from surplus cash.

 National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 1997, approximately $1,459,713 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

The Local Limited Partnerships have entered into rent supplement and/or
Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1997, 1996 and 1995, the Local Limited Partnerships received approximately $3,275,000, $4,991,000 and $4,618,000, respectively, in Section 8 and rent supplement funds.

 Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to ten and one-half percent of the gross revenues of the respective projects. The management agents are affiliated with or are the general partners of the Local Limited Partnerships.

Note 5 - Investment in Mott Haven VII and Mott Haven VIII

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
                                                   3,349,668

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 5 - Investment in Mott Haven VII and Mott Haven VIII - Continued

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

Note 6 - Investment in 808 Investments Limited Partnership

808 Memorial Drive Associates sold its real estate project located in Cambridge, Massachusetts during July 1997 in a tax free exchange. The Partnership changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997.

The components of the gain on the sale of property is summarized as follows:

 Assets sold:
            Insurance escrow                               $    420,698
            Land                                              1,469,231
            Building and equipment                           16,901,919
            Accumulated depreciation                        (11,320,883)
                                                              7,470,965
 Liabilities sold:
            Mortgage note payable                           $16,029,977
            Escrow accounts                                   3,681,999
            Distribution                                        784,089
            Residual receipts                                   250,000
            Prepaid rent                                        170,388
            Property tax payable                                237,520
            Interest payable                                     70,844
            Accounts payable                                     47,684
                                                             21,272,501

 Gain on sale of property                                   $13,801,536

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES


                                           December 31,
                                   1997                    1996
                    1997          Change      1996        Change       1995
Advances to
 local limited
 partnerships:  (A)

  Community
  Circle, Ltd.     $ 91,949    $     -0-     $ 91,949    $    -0-   $ 91,949
  808 Investments
 Limited
 Partnership            -0-     (882,927)     882,927       2,501    880,426

                   $ 91,949    $(882,297)    $974,876    $  2,501   $972,375

(A) All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership because the investment in these partnerships have been Reduced to zero under the equity method of accounting.

                                             December 31,
                                    1997                    1996
                     1997          Change      1996        Change       1995
Indebtedness to
 General Partner:

 Management fee
 payable to
 General
 Partner          $1,068,167     $ 35,000   $1,033,167    $52,500    $980,667

 Advance from
 General
 Partner          $  732,923     $708,680   $   24,243   $    -0-    $ 24,243

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL
LIMITED PARTNERSHIPS - COMBINED WORKPAPERS

December 31, 1997

                                                        Outstanding
                 Description                              Mortgage
Partnership/Location        No. of Units                   Balance
Community Circle, Ltd.
  Cleveland, OH               160 apartments             $ 2,278,965
Crowninshield Apartments
  Associates, Peabody, MA     284 apartments               4,701,451
Holly Street Associates
  Lawrence and Matheun, MA     71 apartments               1,217,842
King Drive Apartments
  Assoc., Chicago, IL         315 apartments               4,485,228
Met-Paca I Associates
  New York, New York           37 apartments                 699,278
Morrisania II Associates
  New York, New York          161 apartments               3,312,860
Southern Boulevard
  Partners, Bronx, NY          72 apartments               1,280,412
808 Investments Limited
  Partnership:
    Sedgefield                124 apartments               3,600,000
    Summit                    128 apartments               6,000,000
    Windsor                   399 apartments               9,700,000

                                                         $37,276,036

                                        Buildings
                                            and                  Accumulated
Partnership/Location          Land      Improvement     Total    Depreciation
Community Circle, Ltd.
  Cleveland, OH            $240,000     $4,117,931  $ 4,357,931  $(2,719,295)
Crowninshield Apartments
Associates,
  Peabody, MA               128,109      6,622,507    6,750,616   (6,062,130)
Holly Street Associates
  Lawrence and
  Matheun, MA                 28,353     2,143,941    2,172,294   (1,713,666)
King Drive Apartments
  Assoc., Chicago, IL        340,494     6,767,935    7,108,429   (5,689,519)
Met-Paca I Associates
  New York, New York          83,642     1,138,422    1,222,064     (988,733)
Morrisania II Associates
  New York, New York          91,956     5,463,312    5,555,268   (4,957,174)
Southern Boulevard
  Partners, Bronx, NY         19,219     2,723,466    2,742,685   (2,306,016)
808 Investments Limited
  Partnership:
    Sedgefield               550,000     3,666,553    4,216,553      (11,608)
    Summit                 1,790,000     6,415,990    8,206,990      (20,315)
    Windsor                1,500,000     9,417,035   10,917,035      (29,813)

                          $4,771,773   $48,478,092  $53,249,865 $(24,498,269)

                                                                Life in Which
                                                                Depreciation
                                                                 in Latest
                                  Date of                          Income
                               Completion of        Date          Statement
Partnership/Location           Construction       Acquired       is Computed
Community Circle, Ltd.
  Cleveland, OH                    1974             1973          3-40 years
Crowninshield Apartments
  Associates, Peabody, MA          1975             1973          10-20 years
Holly Street Associates
  Lawrence and Matheun, MA         1975             1973          22-40 years
King Drive Apartments
  Assoc., Chicago, IL              1974             1973          12-20 years
Met-Paca I Associates
  New York, New York               1974             1973           5-20 years
Morrisania II Associates
  New York, New York               1975             1973          10 25 years
Southern Boulevard
  Partners, Bronx, NY              1974             1973          20-25 years
808 Investments Limited
  Partnership:
    Sedgefield                     1988             1997         7-27.5 years
    Summit                         1987             1997         7-27.5 years
    Windsor                        1986             1997         7-27.5 years

Balance at
 January 1, 1996     $2,639,104   $54,487,824   $57,126,928     $42,949,965
Additions
 during year                -0-     1,384,098     1,384,098             -0-
Assignment of
 mortgages
 to HUD   Mott
 Haven VII
 and VIII              (238,100)  (11,623,690)  (11,861,790)     (9,824,110)
Depreciation
 expense                    -0-           -0-           -0-       1,601,013
Balance at
 December 31,
 1996                 2,401,004    44,248,232     46,649,236     34,726,868
Additions
 during year          3,840,000    19,949,949     23,789,949            -0-
Disposals
 during year         (1,469,231)  (15,720,089)   (17,189,320)   (11,333,398)
Depreciation
 expense                    -0-           -0-            -0-      1,104,799

Balance at
 December 31,
 1997                 $4,771,773   $48,478,092   $53,249,865   $ 24,498,269

NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and building for federal income tax purposes amounts to approximately $33,400,000.
