Form 10-Q
period 1998-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1998-11-16
CIK 102342

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                               FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

                                 OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                  Commission File Number 0-7771

           URBAN IMPROVEMENT FUND LIMITED - 1973-II
     (Exact name of registrant as specified in its charter)

          California                                          95-6398192
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington            98101-3076
    (Address of principal executive offices)                  (ZIP code)

Registrant's telephone number, including area code:         (206) 622-9900


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
                          (A Limited Partnership)

                                 ASSETS
                                     September 30,             December 31,
                                         1998                      1997

Cash                                 $   16,256               $    11,750

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                               4,449,631                 4,612,279

  Total Assets                      $ 4,465,887               $ 4,624,029

                         LIABILITIES AND PARTNERS' (DEFICIT)

Management fee payable              $ 1,103,167               $ 1,068,167

Due to affiliates                       732,923                   732,923
                                      1,836,090                 1,801,090

Partners' (Deficit):
 General Partner - 100
 Partnership units
 authorized, issued
 and outstanding                       (345,009)                 (335,352)

Limited Partners - 11,335
 partnership units authorized,
 issued and outstanding               2,974,806                 3,158,291
                                      2,629,797                 2,822,939

Total Liabilities and
 Partners' (Deficit)                $ 4,465,887               $ 4,624,029

Unaudited.  See accompanying notes.

                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED - 1973 II
                        (A Limited Partnership)

                                              September 30,      December 31,
                                                  1998              1997
General Partner Interest - 100
 Partnership units issued
 and outstanding                            $     95,000        $     95,000

Limited Partners' Interest - 11,335
 Partnership units issued and
 outstanding                                  11,335,000          11,335,000

      Total                                   11,430,000          11,430,000

Offering Expenses                             (1,237,673)         (1,237,673)

Accumulated loss through
 December 31, 1997                            (7,369,388)         (7,369,388)

Loss for nine-month
 period ended
 September 30, 1998                             (193,142)               -0-

                                              (7,562,530)        (7,369,388)

Partners' (Deficit) at
 End of Period                              $  2,629,797       $  2,822,939

Unaudited.  See accompanying notes.

                        STATEMENTS OF INCOME

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                        For the Three-Month             For the Nine-month
                            Period Ended                    Period Ended
                            September 30,                   September 30,
                        1998            1997            1998          1997

Revenues            $     418        $      95      $     729     $     739

Cost and expenses:

Professional fees       3,650            8,032         10,025        18,492

Management fee         17,500           17,500         52,500        52,500

Amortization
 expense                4,216              -0-         12,648           -0-

Other                     -0-              515            805         7,450
                       25,366           26,047         75,978        78,442

Loss before equity
 in loss of
 Local Limited
 Partnerships         (24,948)         (25,952)       (75,249)      (77,703)

Equity in loss of
 Local Limited
 Partnership          (50,000)          57,220       (117,893)       57,233

Net loss            $ (74,948)       $  31,268      $(193,142)    $ (20,470)

Allocation of
 net loss:

 Net loss allocated
 to General
 Partner            $  (3,747)       $   1,563      $  (9,657)    $  (1,024)

 Net loss allocated
 to Limited
 Partners             (71,201)          29,705       (183,485)      (19,446)

                    $ (74,948)       $  31,268      $(193,142)    $ (20,470)

Net loss
allocated to
 Limited
 Partners per
 Limited Partner-
 ship Unit (11,335
units outstanding
 at September 30,
 1998 and 1997)     $      (6)       $        3     $     (16)    $      (2)

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                              For the Three-Month         For the Nine-month
                                 Period Ended                 Period Ended
                                 September 30,                September 30,
                              1998           1997         1998          1997
CASH FLOWS
FROM OPERATING
ACTIVITIES:
 Net income (loss)        $ (74,948)      $  31,268    $(193,142)   $ (20,470)
Adjustments to
 reconcile net
 loss to net cash
 used by
 operating activities:
 Amortization                 4,216             -0-       12,648         -0-
 Equity in net
 loss of local
 limited partnership         50,000         (57,220)     117,893     (57,233)
 Increase (decrease)
 in accounts payable
 and accrued
 management fees             (6,349)        (22,168)      35,000      27,244
  Total adjustments          47,867         (79,388)     165,541     (29,989)
 Net cash provided
 by operating activities    (27,081)        (48,120)     (27,601)    (50,459)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
 Distributions received         -0-          57,221          -0-      57,220
 Advance repayment
 from local
 limited partnership            -0-             -0-       32,107          13
 Net cash provided
 by investing
 activities                     -0-          57,221       32,107      57,233

NET DECREASE
 IN CASH
 AND CASH
 EQUIVALENTS                (27,081)          9,101        4,506       6,774

CASH BALANCE
AT BEGINNING
 OF PERIOD                   43,337           2,549       11,750       4,876

CASH BALANCE
AT END
 OF PERIOD                 $ 16,256       $  11,650   $   16,256   $  11,650


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           September 30, 1998

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

During 1997, 808 Memorial Drive changed the name of the partnership to 808 Investments L.P. In addition, PSI was removed as general partner and converted to a limited partner.

Note 4 - Investments in Local Limited Partnerships - As of September 30,
1998 and 1997, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                              September 30, 1998          December 31, 1997

Capital contributions             $6,831,192                  $6,831,192

Distributions                       (901,102)                   (901,102)

Equity in losses                  (2,380,439)                 (2,262,546)

Advances                              59,842                      91,949

Unamortized costs
 of acquisitions                     840,138                     852,786

                                  $4,449,631                  $4,612,279

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

                          For the Three-Month          For the Nine-month
                              Period Ended                 Period Ended
                              September 30,                September 30,
                          1998           1997          1998          1997
Advance made to
(repaid from)
 Local Limited
Partnership           $     -0-        $   -0-      $ (32,107)     $     13

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $52,500 for the nine-month period ended September 30, 1998 and 1997.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 1998 and 1997, is summarized as follows:

                           For the Three-Month           For the Nine-month
                              Period Ended                  Period Ended
                              September 30,                 September 30,
                           1998             1997         1998          1997
Advance to
Partnership with
zero investment:

 Community Circle        $    -0-         $    -0-    $  32,107    $    (50)
 808 Investments L.P.         -0-              -0-          -0-          37
                              -0-              -0-       32,107         (13)

Income from
 investments with
 non-zero investment:
 808 Investments L.P.     (50,000)            -0-      (150,000)       -0-

                       $  (50,000)       $    -0-     $(117,893) $     (13)

                      PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending September 30, 1998.

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



                           URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                           (Registrant)
                            By:  Interfinancial Real Estate Management
                                 Company, General Partner


Date November 16, 1998                     Michael Fulbright
                                             (Signature)

                                 By:  Michael Fulbright, Secretary





Date November 16, 1998                      John M. Orehek
                                             (Signature)

                                By: John M. Orehek, Senior Vice President