Form 10-Q
period 1999-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1999-08-13
CIK 102342

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               FORM 10 Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

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

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

                   URBAN IMPROVEMENT FUND LIMITED -1973-II
                           (A Limited Partnership)


                                   ASSETS

                                       June 30,                December 31,
                                         1999                      1998

Cash                                $    14,986               $    47,049

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                        4,087,349                 4,192,881

  Total Assets                      $ 4,102,335               $ 4,239,930



                      LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                   $     10,000             $      8,200

Management fee payable                1,173,167                1,138,167

Due to affiliates                      484,656                   507,088
                                     1,667,823                 1,653,455

Partners' (Deficit):
 General Partner - 100
 Partnership units
 authorized, issued
 and outstanding                      (354,773)                 (347,175)

 Limited Partners - 11,335
 partnership units authorized,
 issued and outstanding              2,789,285                 2,933,650
                                     2,434,512                 2,586,475

Total Liabilities and
 Partners' (Deficit)               $ 4,102,335               $ 4,239,930

Unaudited.  See accompanying notes.

                      CAPITALIZATION AND PARTNERS' (DEFICIT)

                   URBAN IMPROVEMENT FUND LIMITED - 1973-II
                              (A Limited Partnership)

                                      June 30,                December 31,
                                        1999                     1998

General Partner Interest -
 100 Partnership units
 issued and outstanding             $     95,000            $     95,000

Limited Partners' Interest -
 11,335 Partnership units
 issued and outstanding               11,335,000              11,335,000

   Total                              11,430,000              11,430,000

Offering Expenses                     (1,237,673)             (1,237,673)

Accumulated loss through
 December 31, 1998                    (7,605,852)             (7,605,852)

Loss for six-month
 period ended
 June 30, 1999                          (151,963)                   -0-
                                      (7,757,815)             (7,605,852)

Partners' (Deficit) at
 End of Period                      $  2,434,512            $  2,586,475

Unaudited.  See accompanying notes.

                              STATEMENTS OF INCOME

                    URBAN IMPROVEMENT FUND LIMITED - 1973 II
                             (A Limited Partnership)

                      For the Three-Month              For the Six-Month
                          Period Ended                    Period Ended
                            June 30,                         June 30,
                     1999            1998               1999           1998

Revenues            $     203      $     209        $     500      $     311

Cost and expenses:

Professional fees       5,000          3,200           10,000          6,375

Management fee         17,500         17,500           35,000         35,000

Amortization
 expense                4,216          4,216            8,432          8,432

  Other                 1,680            801            1,931            806
                       28,396         25,717           55,363         50,613

Loss before equity
in loss of Local
Limited Partnerships  (28,193)       (25,508)         (54,863)       (50,302)

Equity in loss
of Local Limited
Partnership           (48,550)       (17,893)         (97,100)       (67,893)

Net loss            $ (76,743)     $ (43,401)       $(151,963)    $ (118,195)

Allocation of net loss:

 Net loss allocated
 to General Partner $  (3,837)     $  (2,170)       $  (7,598)    $   (5,910)

 Net loss allocated
 to Limited Partners  (72,906)       (41,231)        (144,365)      (112,285)

                    $ (76,743)     $ (43,401)       $(151,963)    $ (118,195)

Net loss allocated
 to Limited Partners
 per Limited Partner-
 ship Unit (11,335
 units outstanding at
 June 30, 1999
 and 1998)          $      (7)     $      (4)      $     (13)    $       (10)

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)


                          For the Three-Month           For the Six-Month
                             Period Ended                 Period Ended
                               June 30,                     June 30,
                         1999              1998         1999           1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss             $ (76,743)     $ (43,401)     $(151,963)     $(118,195)
  Adjustments to
  reconcile net loss
  to net cash used by
  operating activities:
  Amortization             4,216          4,216         8,432          8,432
  Equity in net loss
  of local limited
  partnership             48,550         17,893        97,100         67,893
  Increase (decrease)
 in accounts payable
 and accrued
 management fees           5,000         20,676        14,368         41,351
  Total adjustments       57,766         42,785       119,900        117,676
  Net cash provided
  by operating
  activities             (18,977)          (616)      (32,063)          (519)

CASH FLOWS FROM
INVESTING ACTIVITIES:
  Advance repayment
  from local limited
  partnership                -0-         32,107          -0-          32,107
  Net cash provided by
  Investing activities       -0-         32,107          -0-          32,107

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS              (18,977)       31,491      (32,063)         31,588

CASH BALANCE
 AT BEGINNING
 OF PERIOD                 33,963        11,846       47,049          11,749

CASH BALANCE
 AT END OF PERIOD        $ 14,986      $ 43,337   $   14,986        $ 43,337

Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          June 30, 1999

             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                     (A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited   1973 II (the
Partnership) was formed under the California Uniform Limited
Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

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

Management fees payable totaling $823,167 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of June 30, 1999 and 1998, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

    The investments in Local Limited Partnerships are comprised of:

                                     June 30, 1999         December 31, 1998
Capital contributions                  $6,831,192              $6,831,192

Distributions                          (1,150,077)             (1,150,077)

Equity in losses                       (2,481,099)             (2,383,999)

Advances                                   59,842                  59,842

Unamortized costs
 of acquisitions                          827,491                 835,923

                                       $4,087,349              $4,192,881

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

                         For the Three Month           For the Six Month
                             Period Ended                 Period Ended
                              June 30,                        June 30,
                       1999             1998           1999           1998
Advance made to
 (repaid from)
 Local  Limited
 Partnership        $     -0-        $(32,107)     $      -0-      $(32,107)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $35,000 for the six-month period ended June 30, 1999 and 1998.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for June 30, 1999 and 1998, is summarized as follows:

                                For the Three Month      For the Six Month
                                     Period Ended           Period Ended
                                       June 30,                June 30,
                               1999             1998     1999         1998
Advance to Partnership
 with zero investment:
   Community Circle         $      -0-       $ 32,107  $     -0-    $ 32,107

Income from
 investments with
 non-zero investment:
   808 Investments L.P.        (48,550)      (50,000)    (97,100)  (100,000)

                            $  (48,550)    $ (17,893)  $ (97,100) $ (67,893)

                      PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending June 30, 1999.

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



                           URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                            (Registrant)
                           By:  Interfinancial Real Estate Management
                                Company, General Partner



Date August 13, 1999                       Michael Fulbright
                                              (Signature)
                                  By:  Michael Fulbright, Secretary



Date August 13, 1999                        John M. Orehek
                                             (Signature)
                               By: John M. Orehek, Senior Vice President