Form 10-Q
period 1999-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1999-08-18
CIK 102342

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 FORM 10BQ

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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
                            (A Limited Partnership)


                                  ASSETS

                                    March 31,                 December 31,
                                      1999                        1998

Cash                               $   33,963                 $   47,049

Investments in
 and advances to
 Local Limited
 Partnerships
 accounted for
 on the equity method                4,140,115                  4,192,881

  Total Assets                      $4,174,078                 $4,239,930



                        LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                    $    5,000                 $    8,200

Management fee payable               1,155,667                  1,138,167

Due to affiliates                      502,156                    507,088
                                     1,662,823                  1,653,455

Partners' (Deficit):
General Partner -
 100 Partnership units
 authorized, issued
 and outstanding                      (350,936)                  (347,175)

Limited Partners -
 11,335 partnership
 units authorized,
 issued and
 outstanding                         2,862,191                  2,933,650
                                     2,511,255                  2,586,475

Total Liabilities and
 Partners' (Deficit)               $ 4,174,078                $ 4,239,930

Unaudited.  See accompanying notes.

                     CAPITALIZATION AND PARTNERS' (DEFICIT)

                    URBAN IMPROVEMENT FUND LIMITED - 1973-II
                            (A Limited Partnership)


                                     March 31,                December 31,
                                       1999                       1998

General Partner
 Interest - 100
 Partnership units
 issued and outstanding           $     95,000               $     95,000

Limited Partners'
 Interest - 11,335
 Partnership units
 issued and
 outstanding                        11,335,000                 11,335,000

Total                               11,430,000                 11,430,000

Offering Expenses                   (1,237,673)                (1,237,673)

Accumulated loss through
 December 31, 1998                  (7,605,852)                (7,605,852)

Loss for three-month
 period ended
 March 31, 1999                        (75,220)                      -0-
                                     (7,681,072)              (7,605,852)

Partners' (Deficit)
 at End of Period                   $ 2,511,255              $ 2,586,475

Unaudited.  See accompanying notes.

                              STATEMENTS OF INCOME

                    URBAN IMPROVEMENT FUND LIMITED - 1973-II
                            (A Limited Partnership)

                                        March 31,               December 31,
                                          1999                      1998

Revenues                              $      297                $      102

Cost and expenses:

  Professional fees                        5,000                     3,175

  Management fee                          17,500                    17,500

  Amortization                             4,216                     4,216

  Other expenses                             251                         5
                                          26,967                    24,896

Loss before equity
 in loss of Local
 Limited Partnerships                    (26,670)                  (24,794)

Equity in loss
 of Local Limited
 Partnerships                            (48,550)                  (50,000)

Net loss                               $ (75,220)                $ (74,794)

Allocation of net loss:

 Net loss allocated
  to General Partner                   $  (3,761)                $  (3,740)

 Net loss allocated
  to Limited Partners                    (71,459)                  (71,054)

                                       $ (75,220)                $ (74,794)

Net loss allocated to
 Limited Partners per
 Limited Partnership
 Unit (11,335 units
 outstanding at March 31,
 1999 and 1998)                        $      (6)                $      (6)

Unaudited.  See accompanying notes.

                            STATEMENTS OF CASH FLOWS

                    URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                            (A Limited Partnership)

                                           March 31,           December 31,
                                             1999                  1998
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                                 $  (75,220)           $   (74,794)
Adjustments to
 reconcile net loss
 to net cash used
 by operating
 activities:
  Amortization                                4,216                  4,216
  Equity in loss
   of local limited
   partnerships                              48,550                 50,000
  Increase in
  accounts payable
  and accrued
  management fees                             9,368                 20,675
   Total adjustments                         62,134                 74,891
 Net cash provided
  by operating activities                   (13,086)                    97

NET INCREASE
 (DECREASE) IN
 CASH AND
 CASH EQUIVALENTS                           (13,086)                    97

CASH BALANCE
 AT BEGINNING
 OF PERIOD                                   47,049                 11,749

CASH BALANCE
 AT END OF PERIOD                          $ 33,963              $  11,846

Unaudited.  See accompanying notes.

              NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           March 31, 1999

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                       (A Limited Partnership)


Note 1 - Organization C Urban Improvement Fund Limited - 1973-II (the Partnership) was formed under the California Uniform Limited
Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner). The Urban Improvement
Fund Limited C 1973BII prospectus, dated October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

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

Note 3 - Management of Urban Improvement Fund Limited - 1973-II -
Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years, and accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Management fees payable totaling $805,667 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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


                                                          Date PSI Became
Local Limited Partnership                                 General Partner

Community Circle                                                1975

808 Memorial Drive                                              1978

Note 4 - Investments in Local Limited Partnerships - As of March 31,
1999 and 1998, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                                   March 31, 1999          December 31, 1998

Capital contributions               $ 6,831,192               $ 6,831,192

Distributions                        (1,150,077)               (1,150,077)

Equity in losses                     (2,432,549)               (2,383,999)

Advances                                 59,842                    59,842

Unamortized costs
 of acquisitions                        831,707                   835,923

                                    $ 4,140,115               $ 4,192,881

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $17,500 for the three-month period ended March 31, 1999 and 1998.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for March 31, 1999 and 1998, is summarized as follows:

                                                     For the Three-Month
                                                        Period ended
                                                           March 31,
                                                     1999           1998

Income from investments with
  non-zero investment:
    808 Memorial Drive                           $ (48,550)      $ (50,000)

                         PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8BK

       a)  None

       b) The registrant has not filed a report on Form 8-K during the quarter ending March 31, 1999.

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



                             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                            (Registrant)
                             By:    Interfinancial Real Estate Management
                                    Company, General Partner



Date August 18, 1999                             Michael Fulbright
                                                     (Signature)
                                         By:  Michael Fulbright, Secretary





Date August 18, 1999                               John M. Orehek
                                                     (Signature)
                                  By: John M. Orehek, Senior Vice President