Form 10-K
period 1998-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1999-10-01
CIK 102342

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1998: No established market value.

                               PART I
Item 1.  Business
(a) General Development of Business - Urban Improvement Fund Limited 1973-II, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). One of the Partnerships, 808 Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997. Two of these properties, Mott Haven Apartment VII and Mott Haven Apartments VIII are either in default on their mortgage or technical default due to physical condition of property.

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

     (b) Financial Information about Industry Segment - The Registrant is engaged in only one line of business.

     (c) Narrative Description of Business - The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low income housing having greater financial resources. There are additional risks of new construction of low income housing occurring in an area where the Registrant has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

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

Item 2.  Partnerships

The Registrant owns equity interests as a Limited Partner in the following Partnership as of December 31, 1998:

                                                                 1998
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

        (b) Holders

 Title of             Name & Address of      Amount and Nature of     % of
  Class               Beneficial Owner       Beneficial Ownership     Class

General Partner     Interfinancial Real          100 Units             100%
   Interest         Estate Management Co.        ($95,000)
                    1201 Third Avenue
                    Suite 5400
                    Seattle, Washington 98101-3076

Limited Partner     629 Limited Partners          11,335 Units         100%
   Interest                                       ($11,335,000)

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

        (c) There have been no distributions to partners during the five year period ending December 31, 1998.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years

                                   Year Ended December 31,
                     1998       1997       1996          1995         1994
Operating Income:
 Interest income  $    861    $    214    $    796      $    765    $    836
 Other income          -0-         -0-       6,250         8,125       8,750
                       861         214       7,046         8,890       9,586
Expenses:
 Professional fees  19,448      18,492      16,623        18,409      15,546
 Management fee     70,000      70,000      70,000        70,000      70,000
 Incentive
  management fee       -0-      22,349         -0-        23,501      12,030
 Amortization
  expense           16,863      16,863         -0-           -0-         -0-
 Other expenses        837       6,813         250           313         645
                   107,148     134,517      86,873       112,223      98,221

Loss before equity
 in income (loss)
 of Local Limited
 Partnerships     (106,287)   (134,303)    (79,827)     (103,333)    (88,635)

Equity in income
 (loss) of Local
 Limited
 Partnerships     (219,376)  4,009,902      (2,500)       48,765      16,212

Net income
 (loss)         $ (325,663) $3,875,599     $(82,327)    $(54,568)   $(72,423)

Allocation of
 net income (loss):
  Net loss
   allocated to
   General
   Partner         (16,283)    193,780       (4,116)    $ (2,728)   $ (3,621)
 Net loss
  allocated to
  Limited
  Partners        (309,380)  3,681,819      (78,211)     (51,840)    (68,802)

                 $(325,663)   $3,875,599   $(82,327)    $(54,568)   $(72,423)

Net financial
 reporting
 income (loss)
 per unit:
  General
  Partnership
  units (100
  units
  outstanding
  allocated to
  General
  Partner)       $   (163)     $   1,938    $   (41)    $    (27)   $    (36)
  Limited
  Partnership
  units (11,335
  units
  outstanding
  allocated
  to Limited
  Partners)    $      (27)    $      325    $     (7)    $     (5)  $     (6)

Total assets   $4,359,066     $4,624,029    $  4,876     $ 34,577   $ 36,645

Long term
 obligations   $      -0-     $      -0-    $    -0-     $    -0-   $    -0-

Cash dividends $      -0-     $      -0-    $    -0-     $    -0-   $    -0-

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

                       1998         1997        1996        1995      1994
Urban's share of
  distribution       $248,975    $ 79,570    $    -0-    $ 68,247   $ 50,087

Advances (made to)
  repaid by
  Local Limited
  Partnerships       $(32,107)   $    -0-    $ (2,500)   $(19,482)   $(33,875)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year from 1994 through 1998. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

During the period 1994 to 1998, the Partnership paid incentive management fees to the General Partner of a Local Limited Partnership. These fees were paid from distributions received from this Local Limited Partnership.

At December 31, 1998, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1998, 1997 and 1996 is summarized as follows:

                                           For the Year Ended
                                               December 31,
                                 1998             1997              1996
Income (loss) from
 Partnerships with
 non-zero
 investments:
  808 Investments
   Limited
   Partnership               $  (194,200)      $3,930,332        $     -0-

Repayment of advances
 from (advances to)
 Partnerships with
 zero investments:
  808 Investments Limited
   Partnership                       -0-              -0-           (2,500)
   Community Circle               32,107              -0-              -0-

Distributions received
 from Partnerships
 with zero investments:
   Crowninshield                  40,639           79,570              -0-

                              $ (121,454)      $4,009,902        $  (2,500)

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

             Name                 Age                  Office
         Paul H. Pfleger          63          Director/President
         John M. Orehek           44          Director/Senior Vice President

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

                 Name                 Age                    Office
           Paul H. Pfleger            63              Chairman of the Board
           John M. Orehek             44              Senior Vice President
           Michael Fulbright          44              Secretary

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

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          (a)  Security Ownership of Certain Beneficial Owners

          (b)  Holders

Title of              Name & Address of      Amount and Nature of      % of
 Class                Beneficial Owner       Beneficial Ownership      Class

General Partner     Interfinancial Real            100 Units
100%
  Interest          Estate Management Co.          ($95,000)
                    1201 Third Avenue
                    Suite 5400
                    Seattle, Washington 98101 3076

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

            Balance Sheets at December 31, 1998 and 1997.

            Statements of Income (Loss) for the years ended December 31, 1998, 1997 and 1996.

            Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996.

            Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

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

      (b) Reports on Form 8-K

          There were no reports on Form 8-K filed during the last quarter of 1998.

      (c) Exhibits:

          Form 12b-25

      (d) Financial Statement Schedules:

          IV Indebtedness of and to Related Parties

          XI Real Estate and Accumulated Depreciation and Amortization of
             Local Limited Partnerships.

All other schedules are omitted because they are not applicable or the requiredinformation is included in the financial statements or the notes thereto.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

            (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1973-II
                          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date:  October 1, 1999    By:      Paul H. Pfleger
                               Paul H. Pfleger
                               President
                               Interfinancial Real Estate Management Company




Date: October 1, 1999    By:       John M. Orehek
                               John M. Orehek
                               Senior Vice President
                               Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:   Paul H. Pfleger                                   October 1, 1999
   Paul H. Pfleger, Director                            Date
   Interfinancial Real Estate Management Company




By:   John M. Orehek                                    October 1, 1999
   John M. Orehek, Director                             Date
   Interfinancial Real Estate Management Company

                      URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                SEATTLE, WASHINGTON

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED December 31, 1998

Form 10-K - Items 14(a)(1) and (2)
Form 10-K - Item 14(d)

Urban Improvement Fund Limited 1973-II
(A Limited Partnership)



LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Urban Improvement Fund Limited 1973-II are included in Item 8 and Item 14(a)(1)

       Independent Auditors' Report . . . . . . . . . . . . . . . . . . F-3

       Balance sheets at December 31, 1998 and 1997 . . . . . . . . . . F-4

       Statements of income (loss) for the years ended
         December 31, 1998, 1997 and 1996. . . . . . . . . . . . . .    F-5

       Statements of changes in partners' capital (deficit)
         for the years ended December 31, 1998, 1997 and 1996. .. . .   F-5

       Statements of cash flows for the years ended
         December 31, 1998, 1997 and 1996. . . . . . . . . . . . . .    F-6

       Notes to financial statements. . . . . . . . . . . . . . . . . . F-7


The following financial statement schedules of Urban Improvement Fund Limited 1973-II are included in Item 14(a)(2) and 14(d):

    IV.  Indebtedness of and to Related Parties. . . . . . . . . . .  F-23

    XI.  Real Estate and Accumulated Depreciation
           of Local Limited Partnerships. . . . . . . . . . . .       F-24

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

                            INDEPENDENT AUDITORS' REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

We have audited the accompanying balance sheets of Urban Improvement Fund Limited - 1973-II (a Limited Partnership) as of December 31, 1998 and 1997, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996, and the related schedules listed in Item 14(a)(2) of the annual report on Form
10-K of Urban Improvement Fund Limited   1973-II for the years ended December
31, 1998, 1997 and 1996. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit four in 1998 and 1997 and six in 1996 of the financial statements of Urban Improvement Fund Limited - 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors.
Urban Investment Fund Limited   1973-II's investment in these partnerships has
been reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material
respects, the financial position of Urban Improvement Fund Limited   1973-II
as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.


Atlanta, Georgia
July 22, 1999

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS

                                       ASSETS

                                                   December 31,
                                         1998                        1997

Cash and cash equivalents          $    47,049                 $    11,750

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method - Note 4
 (Schedule IV and XI)                4,192,881                   4,612,279

                                   $ 4,239,930                 $ 4,624,029

                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee payable -
 Note 3 (Schedule IV)               $1,138,167                 $ 1,068,167

Accounts payable                         8,200                         -0-

Advance from general partner           507,088                     732,923
                                     1,653,455                   1,801,090

Partners' capital (deficit) -
 Note 2 General Partner -
 100 Partnership units
 authorized, issued and
 outstanding                          (347,175)                   (335,352)

Limited partners - 11,335
 Partnership units authorized,
 issued and outstanding              2,933,650                   3,158,291
                                     2,586,475                   2,822,939

Commitments and contingencies - Note 3

                                   $ 4,239,930                 $ 4,624,029

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                            Year Ended December 31,
                                    1998             1997           1996

Interest income                 $      861       $      214     $       796
Other income                           -0-              -0-           6,250
                                       861              214           7,046

Expenses:
 Professional Fees                  19,448           18,492          16,623
 Management fees - Note 3           70,000           70,000          70,000
 Incentive management fee            8,724           22,349             -0-
 Amortization expense               16,863           16,863             -0-
 Other expenses                        836            6,813             250
                                   115,871          134,517          86,873
Loss before equity in
 income (loss) of
 Local Limited
 Partnerships                     (115,010)        (134,303)        (79,827)
Equity in income
 (loss) of Local
 Limited
 Partnerships - Note 4            (121,454)       4,009,902          (2,500)

 Net income (loss)              $ (236,464)      $3,875,599      $  (82,327)

Allocation of net
 income (loss):
 Net loss allocated
  to General Partner            $  (11,823)      $  193,780      $   (4,116)
 Net loss allocated
  to Limited Partners             (224,641)       3,681,819         (78,211)

                                $ (236,464)      $3,875,599      $  (82,327)
Net financial reporting
 income (loss)
 per unit:
  General partnership units
   (100 units outstanding
   allocated to General
   Partner)                     $     (118)      $    1,938      $      (41)
  Limited partnership units
   (11,335 units outstanding
   allocated to Limited
   Partners)                    $      (20)      $      325      $       (7)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                 General         Limited
                                 Partner         Partners           Total
Partners' capital (deficit)
 at January 1, 1997           $ (529,132)      $ (523,528)       $(1,052,660)
Net income   1997                193,780        3,681,819          3,875,599
Partners' capital (deficit)
 at December 31, 1997           (335,352)       3,158,291          2,822,939
Net income - 1998                (11,823)        (224,641)          (236,464)
Partners' capital (deficit)
 at December 31, 1998         $ (347,175)      $2,933,650        $ 2,586,475

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS

                                              Year Ended December 31,
                                      1998             1997            1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)                $ (236,464)      $ 3,875,599    $  (82,327)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Amortization of costs
 of acquisition                       16,863            16,863           -0-
  Equity in net loss
 (income) of Local
 Limited Partnerships                121,454        (4,009,902)        2,500
 Increase (decrease)
 in accounts payable                   8,200              (126)          126
 Increase in accrued
 management fees                      70,000            35,000        52,500
  Total adjustments                  216,517        (3,958,165)       55,126
  Net cash used by
   operating activities              (19,947)          (82,566)      (27,201)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Current year distributions         248,974            79,570           -0-
  Contributions                          -0-        (1,581,837)          -0-
 Net advances to Local
  Limited Partnerships                32,107           883,027        (2,500)
 Net cash provided (used)
  by investing activities            281,081          (619,240)       (2,500)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Advances from
  (repayments to)
  General Partner                   (225,835)          708,680           -0-

NET INCREASE
 (DECREASE) IN CASH
 AND CASH EQUIVALENTS                 35,299             6,874        (29,701)

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR                    11,750             4,876         34,577

CASH AND CASH
 EQUIVALENTS AT
 END OF YEAR                      $   47,049        $   11,750     $    4,876

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

  Investment in Local Limited Partnerships

As of December 31, 1998, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partner-ship's share in losses since the date of acquisition. The Partnership dis-continues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distribu-tions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in net income (loss) of the Local Limited Partnerships is summarized as follows:

                              1998                1997              1996
Income from Partnership
 with non-zero
 investments:
  808 Investments
   Limited Partnership    $  (194,200)         $3,930,332         $    -0-

Repayment of advances
 from (advances to)
 Partnerships with
 zero investments:
  808 Investments
   Limited Partnership            -0-                 -0-        $  (2,500)
  Community Circle             32,107                 -0-              -0-

Distributions received
 from Partnerships
 with zero investments:
   Crowninshield               40,639              79,570              -0-

                           $ (121,454)         $4,009,902        $  (2,500)

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

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1998 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Cash Equivalents
Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 2 - Reconciliation Between Net Loss and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's loss for financial reporting purposes and the Partnership's loss for income tax reporting purposes follows:

                                             Year Ended December 31,
                                     1998           1997              1996

Net income (loss) for
 financial reporting
 purposes                       $  (236,464)     $3,875,599       $  (82,327)

Amortization of initial
 or rent-up fees and
 other costs of
 acquisition capitalized
 for financial reporting
 purposes and
 previously deducted
 for income tax
 reporting purposes.                16,863          16,863              -0-

Equity in income
 (losses) reported by
 Local Limited Partner-
ships for income tax
 reporting purposes
 in excess of income
 (losses) for financial
 reporting purposes                228,191      (4,562,763)         299,304

Accrual and other
 adjustments for
 financial reporting
 purposes                          146,829       1,249,090          126,168

Net income as
 reported on the
 federal income
 tax return                      $ 155,419      $  578,789       $  343,145

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                              Year Ended December 31,
                                      1998             1997             1996
Partners' capital (deficit)
 for financial
 reporting purposes                $2,586,475      $2,822,939     $(1,052,660)

Unamortized portion
 of initial and rent-up
 fees and other costs
 of acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes                (1,121,587)     (1,104,724)     (1,087,861)

Commissions and offering
 expenses capitalized for
 income tax reporting purposes
 and charged to capital for
 financial reporting purposes       1,237,673       1,237,673       1,237,673

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 2 Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership for Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

                                         Year Ended December 31,
                                   1998             1997            1996
Equity in cumulative losses
 of Local Limited Partnerships
 for income tax reporting
 purposes in excess of
 losses  for financial
 reporting purposes           $(30,662,514)    $(30,890,705)    $(26,327,942)

Accrual and other
 adjustments for
 financial reporting
 purposes                        2,550,003        2,357,741        1,033,167

Partners' capital
 (deficit) as reported
 on the federal
 income tax return            $(25,409,950)    $(25,577,076)    $(26,197,623)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years and, accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Manage-ment fees payable to the General Partner for subsequent years have been accrued if cash flow was not sufficient to pay the fee in the year incurred.
At December 31, 1998, management fees of $1,138,167 have been recorded as a liability to the General Partner. Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Continued

taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1998, 1997 or 1996. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Part-nership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During 1997, PSI was removed as General Partner of 808 Invest-ments Limited Partnership and converted to a Limited Partner.

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:


                                               Equity In
                               Capital           Income
                            Contributions       (Losses)           Subtotal
December 31, 1998:

Community Cir.,Ltd           $  386,626      $   (712,758)      $   (326,132)
Crowninshield Apts              682,687        (3,699,606)        (3,016,919)
Holly Street                    261,000        (1,329,346)        (1,068,346)
King Drive Apts                 300,640        (3,160,797)        (2,860,157)
808 Investments L.P.          2,804,110         1,169,557          3,973,667
Met Paca I Assoc                159,341          (562,749)          (403,408)
Morrisania II                   882,740        (3,512,655)        (2,629,915)
Southern Blvd. I                203,971          (644,053)          (440,082)

                             $5,681,115      $(12,452,407)      $ (6,771,292)

                                     Losses Not      Costs of
                                      Recorded      Acquisition
                       (Note 1)       Advances       (Note 1)        Total
December 31, 1998:
Community Cir.,Ltd   $   181,208      $ 59,842      $    85,082   $      -0-
Crowninshield Apts     2,860,487           -0-          156,432          -0-
Holly Street           1,027,676           -0-           40,670          -0-
King Drive Apts        2,692,363           -0-          167,794          -0-
808 Investments L.P.         -0-           -0-          219,214    4,192,881
Met Paca I Assoc         380,113           -0-           23,295          -0-
Morrisania II          2,531,328           -0-           98,587          -0-
Southern Blvd. I         395,233           -0-           44,849          -0-

                     $10,068,408      $ 59,842      $  835,923     $4,192,881

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                 Equity In
                             Capital              Income
                          Contributions          (Losses)          Subtotal
December 31, 1997:
Community Cir.,Ltd        $  386,626          $   (936,087)     $   (549,461)
Crowninshield Apts           723,327            (3,924,868)       (3,201,541)
Holly Street                 261,000            (1,378,402)       (1,117,402)
King Drive Apts              300,640            (3,013,860)       (2,713,220)
808 Investments L.P        3,012,445             1,363,757         4,376,202
Met Paca I Assoc             159,341              (619,833)         (460,492)
Morrisania II                882,740            (3,344,449)       (2,461,709)
Southern Blvd. I             203,971              (695,633)         (491,662)

                          $5,930,090          $(12,549,375)     $ (6,619,285)

                          Losses Not                  Costs of
                           Recorded                  Acquisition
                           (Note 1)    Advances       (Note 1)       Total
December 31, 1997:
Community Cir.,Ltd      $   372,430    $ 91,949    $    85,082   $      -0-
Crowninshield Apts        3,045,109         -0-        156,432          -0-
Holly Street              1,076,732         -0-         40,670          -0-
King Drive Apts           2,545,426         -0-        167,794          -0-
808 Investments L.P.            -0-         -0-        236,077    4,612,279
Met Paca I Assoc            437,197         -0-         23,295          -0-
Morrisania II             2,363,122         -0-         98,587          -0-
Southern Blvd. I            446,813         -0-         44,849          -0-

                        $10,286,829    $ 91,949    $  852,786    $4,612,279

Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method

A reconciliation to combined statement of partners' deficits follows:

                                              1998                  1997
Urban Improvement Fund
 Limited - 1973-II capital
 contributions less equity in
 losses                                    $(6,771,292)         $(6,619,285)

Flexible subsidy contributed
 by HUD during 1981 and 1982
 allocated to partners' capital                123,135              123,135

Urban Improvement Fund
 Limited - 1973-II's
share of combined equity
 of Local Limited Partnerships
 per the accompanying statement             $(6,648,157)        $(6,496,150)


The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1998 and 1997, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

                                 Assets

                                                  December 31,
                                           1998                   1997

Cash                                  $    604,533            $   509,184
Cash in escrow and other
 restricted funds                        2,353,169              2,259,078
Accounts receivable                        242,371                319,843
Prepaid expenses                           348,691                301,991
Other assets, net of
 accumulated amortization                  673,588                524,500
                                         4,222,352              3,914,596
Property on the basis of cost:
 Land                                    4,771,773              4,771,773
 Buildings, improvements
  and equipment                         49,286,355             48,478,092
                                        54,058,128             53,249,865
 Less accumulated depreciation         (26,022,869)           (24,498,269)
                                        28,035,259             28,751,596

                                      $ 32,257,611            $32,666,192

                       Liabilities and Partners' Capital (Deficit)

                                                    December 31,
                                           1998                     1997

Mortgage notes payable                 $36,644,624              $37,276,036
Accounts payable and
 accrued expenses                        1,560,931                1,205,114
Notes payable                               51,782                   34,789
Advances from Urban
 Improvement Fund Ltd.-
 1973-II                                    59,842                   91,949
Advances from and payables
 to affiliates                             387,707                  387,707
Payable to current and
 former general partners                    58,901                   56,688
Tenants' security and
 other deposits                            413,467                  368,908
                                        39,177,254               39,421,191
Partners' capital (deficit)
 per accompanying
 statements                             (6,919,643)              (6,754,999)

                                       $32,257,611              $32,666,192

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                        Year Ended December 31,
                                 1998           1997            1996
Revenue:
  Net rental income          $11,183,697    $ 8,762,920     $13,117,131
  Financial                      395,314        454,541         116,499
  Other                          255,109        488,109         193,561
                              11,829,120      9,705,570      13,427,191
Expenses:
  Administrative               2,081,847      1,754,896       2,097,899
  Utilities                    1,672,837      1,701,348       2,550,027
  Operating                    2,623,630      2,419,275       3,651,763
  Taxes and insurance          1,689,778      1,444,405       2,500,249
    Total Operating
     Expenses                  8,068,092      7,319,924      10,799,938

Net Operating Income           3,761,028      2,385,646       2,627,253

Financial expenses             2,092,645      1,342,989       1,319,599

Income before depreciation,
 amortization and other
 expenses and gain on sale
 of property and  on
 transfer of assets to HUD     1,668,383      1,042,657       1,307,654

Depreciation and
 amortization
 expense                       1,524,600      1,104,799       1,651,137
Other expenses                    45,188        141,360          26,727
                               1,569,788      1,246,159       1,677,864

Net income (loss) before
 gain on sale of property
 and on transfer of assets
 to HUD                           98,595       (203,502)       (370,210)

Gain on sale of property             -0-     13,801,536             -0-
Gain on transfer of assets
 to HUD                              -0-            -0-       5,223,754

Net income (loss)            $    98,595    $13,598,034     $ 4,853,544

Amortization of capitalized interest amounted to $32,716 in 1998, 1997 and 1996.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                       Urban
                    Improvement      Other
                    Fund Limited    Limited         General
                      1973-II       Partners        Partners        Total
Partners' capital
 (deficit) at
 January 1, 1996    $(24,499,628)   $ (506,265)    $(914,673)    $(25,920,566)

Net income
 (loss) - 1996         4,526,394         1,025       326,125        4,853,544

Partners' capital
 (deficit) at
 December 31, 1996   (19,973,234)     (505,240)     (588,548)     (21,067,022)

Contributions - 1997   1,581,837           -0-           -0-        1,581,837

Net income
 (loss) - 1997        11,974,817      1,310,763      312,454       13,598,034

Distributions            (79,570)      (784,089)      (4,189)        (867,848)

Partners' capital
 (deficit) at
 December 31, 1997    (6,496,150)        21,434     (280,283)      (6,754,999)

Net income (loss) -
 1998                     96,968          2,384         (757)          98,595

Distributions           (248,975)           -0-      (14,264)        (263,239)

Partners' capital
 (deficit) at
 December 31, 1998   $ (6,648,157)    $   23,818    $(295,304)    $(6,919,643)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

                                              December 31,
                               1998              1997               1996
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)        $     98,595       $ 13,598,034         $ 4,853,544
 Adjustments to
 reconcile net loss
 to net cash provided
 (used) by operating
 activities:
  Gain on transfer of
   assets to HUD                   -0-                -0-          (5,223,754)
   Gain on sale of
    property                       -0-        (13,801,536)                -0-
   Depreciation              1,524,600          1,104,799           1,601,013
  Increase (decrease)
   in receivables, escrows,
   restricted deposits,
   prepaid expenses and
   other assets               (212,407)           739,057            (453,315)
  Increase (decrease) in
   accounts payable,
   accrued expenses and
   tenant security deposit
    liability                  400,376         (2,488,061)           (355,544)
     Total adjustments       1,712,569        (14,445,741)         (4,431,600)
     Net cash provided
      (used) by operating
      activities             1,811,164           (847,707             421,944

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures         (808,263)       (23,789,949)         (1,384,098)
 Proceeds from sale
 of capital assets                 -0-         19,657,458                 -0-
   Net cash provided
    (used) by
    investing activities      (808,263)        (4,132,491)         (1,384,098)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Capital contributions
  received                         -0-          1,581,837                 -0-
 Mortgage proceeds                 -0-         19,300,000                 -0-
 Proceeds from note payable     16,993                -0-                 -0-
 Mortgage principal payments  (631,412)       (14,019,335)            356,099
 Distributions paid           (263,239)          (867,847)                -0-
 Net advances from (to)
  affiliates                   (29,894)          (885,753)            309,008
  Net cash provided (used)
   by financing activities    (907,552)         5,108,902             665,107

INCREASE (DECREASE) IN CASH     95,349            128,704            (297,047)

CASH BALANCE AT
 BEGINNING OF YEAR             509,184            380,480             677,527

CASH BALANCE AT
 END OF YEAR               $   604,533       $    509,184          $  380,480


SUPPLEMENTAL INFORMATION
 REGARDING INTEREST
 PAYMENTS IS AS FOLLOWS:
  Interest paid            $ 1,899,953        $   687,099         $   740,682

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net loss for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                                December 31,
                                1998               1997                1996

Combined net income
 (loss) for financial
 reporting purposes         $     98,595       $ 13,598,036     $  4,853,544

Gain on transfer of
 assets to HUD                       -0-                -0-       (5,223,754)

Excess depreciation
 for financial
 reporting purposes
 over depreciation
 for income tax
 reporting purposes              116,804             498,526        896,803

Accrual adjustments
 for financial
 reporting purposes               77,445            (167,034)      (151,529)

Other - 1031 tax-free
 exchange                            -0-         (13,017,447)           -0-

Combined net income
 as reported on the
 federal income tax
 returns                     $    292,844       $    912,081     $   375,064

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                  1998              1997              1996
Combined partners'
 capital (deficit)
 for financial
 reporting purposes          $ (6,919,643)    $ (6,754,999)     $(21,067,022)

Carrying costs
 during construction
 capitalized for
 financial report-
 ing purposes,
 excess of
 depreciation for
 income tax reporting
 purposes and accrual
 adjustments for
 financial reporting
 purposes                     (14,133,482)     (14,746,825)       (8,936,845)

Combined partners'
 capital (deficit)
 as reported on
 the federal income
 tax returns                 $(21,053,125)    $(21,501,824)     $(30,003,867)

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

  Mortgage Notes Payable

The Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA) totaling $17,492,431 at December 31, 1998 ($11,711,272 by HUD and $5,781,159 by MHFA) and $17,976,036 at
December 31, 1997 ($12,056,743 by HUD and $5,919,293 by MHFA). The mortgage notes payable by 808 Investment Limited Partnership at December 31, 1998 totaling $19,152,193 are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of seven percent to thirteen and one half percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approxi-mately $285,000 over periods of forty years. HUD will make interest assistance payments to seven Local Limited Partnerships whose mortgages are insured under
Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.
<PAGE

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                      Year Ended
                      December 31,                        Amount

                          1999                          $   704,689
                          2000                              757,087
                          2001                              814,797
                          2002                              874,680
                          2003                              942,304
                          Beyond                         32,551,067

                                                        $36,644,624

  National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 1998, approximately $1,249,373 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

The Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1998, 1997 and 1996, the Local Limited Partnerships received approximately $2,257,000, $3,275,000, and $4,991,000, respectively, in Section 8 and rent supplement funds.

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

For financial reporting purposes, the Partnership has recorded the disposition of its investment in Mott Haven VII and Mott Haven VIII during November 1996. The components of the gain on the transfer of property to HUD is summarized as follows:

Assets transferred:

      Cash                                              $  106,472
      Cash in escrow and other restricted funds            998,644
      Accounts receivable                                   44,798
      Prepaid expenses                                     158,181
      Other assets                                           3,893
      Property on the basis of cost                     11,861,790
      Accumulated depreciation                          (9,824,110)
                                                         3,349,668
Liabilities transferred:
      Mortgage note payable                              7,749,161
      Accounts payable and accrued expenses                695,039
      Advance from general partner                          50,001
      Tenant security and other deposits                    79,221
                                                         8,573,422

Gain on transfer of property to HUD                     $5,223,754

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 5 - Investment in Mott Haven VII and Mott Haven VIII - Continued

The General Partner believes that if the Partnership did not consent to the Workout Agreement (transfer of properties to HUD), it is more likely than not that HUD would take the necessary steps to sell the properties at foreclosure sales during 1997. Such foreclosure sales will most probably not result in the return of any cash to the Limited Partners but would result in the recog-nition of a significant taxable gain by each limited partner. The taxable gain for the limited partners or Urban Improvement Fund Limited '73-II in the aggregate is estimated to be $5,167,883 or approximately $429.55 for each unit. This gain would be passive in nature and could be offset by any suspended passive loss carryforwards. It is estimated that the maximum tax due on this gain would total approximately $1,990,927 for all limited partners or $165.48 per unit.

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

Note 7 - Investment in Met Paca I Associates

Met Paca II Associates has a severe working capital deficiency primarily resulting from the loss of its real estate tax abatement. This deficiency caused the Partnership to become delinquent in meeting its obligation under the mortgage note payable to HUD. Although the Partnership is attempting to obtain additional real

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 7 - Investment in Met Paca I Associates - Continued

estate tax abatements, there is no assurance that the Partnership will be successful. This raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Partnership is unable to continue as a going concern.

Note 8 - Year 2000 Risk Assessment and Action Plan

The Partnership is aware of the current concerns throughout the business community of reliance upon computer software that does not properly recognize the year 2000 in date formats, often referred to as the "Year 2000 Problem." The Year 2000 Problem is the result of software being written using two digits rather than four digits to define the applicable year (i.e., "98" rather than "1998"). A failure by a business to properly identify and correct a Year 2000 Problem in its operations could result in system failures or miscalculations. In turn, this could result in disruptions of operations, including, among other things, a temporary inability to process transactions, or otherwise engage in routine business transactions on a day-to-day basis.

Operations of the Partnership are not dependent upon the successful operation on a daily basis of its computer software programs. The Partnership relies upon software purchased from third-party vendors rather than internally-generated software. In its analysis of software, and based upon its ongoing discussions with these vendors, a plan of action has been put in place by the Partnership to minimize its risk exposure to the Year 2000 Problem. The properties that the Partnership has invested in may be dependent upon the successful operation on a daily basis of its computer software programs. The Partnership has not been informed by any of these properties that they are not Year 2000 compliant.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES



                                             December 31,
                                     1998                 1997
                           1998     Change      1997     Change        1996

Advances to local
 limited
 partnerships:  (A)

 Community Circle, Ltd.  $ 59,842  $(32,107)  $ 91,949  $     -0-   $ 91,949
 808 Investments
 Limited Partnership          -0-       -0-        -0-   (882,927)   882,927

                         $ 59,842  $(32,107)  $ 91,949  $(882,297)   $974,876


(A) All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership because the invest-ment in these partnerships have been reduced to zero under the equity method of accounting.

                                             December 31,
                                       1998                 1997
                           1998       Change     1997       Change     1996

Indebtedness to General
 Partner:

 Management fee
 payable to General
 Partner                $1,138,167   $70,000  $1,068,167  $ 35,000  $1,033,167

 Advance from General
  Partner                $ 507,008 $ 225,835  $  732,923  $708,680  $   24,243

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Schedule XI

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED
PARTNERSHIPS - COMBINED WORKPAPERS

December 31, 1998

                                                           Outstanding
                      Description                            Mortgage
Partnership/Location                No. of Units             Balance
Community Circle, Ltd.
  Cleveland, OH                     160 apartments           $ 2,210,093
Crowninshield Apartments
  Associates, Peabody, MA           284 apartments             4,588,755
Holly Street Associates
  Lawrence and Matheun, MA           71 apartments             1,192,404
King Drive Apartments
  Assoc., Chicago, IL               315 apartments             4,341,552
Met-Paca I Associates
  New York, New York                 37 apartments               677,646
Morrisania II Associates
  New York, New York                161 apartments             3,236,323
Southern Boulevard
  Partners, Bronx, NY                72 apartments             1,245,658
808 Investments Limited
  Partnership:
    Sedgefield                      124 apartments             3,571,423
    Summit                          128 apartments             5,956,113
    Windsor                         399 apartments             9,624,657

                                                             $36,644,624

                                             Buildings
                                                 and
Partnership/Location         Land           Improvement             Total

Community Circle, Ltd.
  Cleveland, OH            $  240,000       $ 4,237,486         $ 4,477,486
Crowninshield Apartments
  Associates, Peabody, MA     128,109         6,767,222           6,895,331
Holly Street Associates
  Lawrence and Matheun, MA     28,353         2,243,841           2,272,194
King Drive Apartments
  Assoc., Chicago, IL         340,494         6,783,200           7,123,694
Met-Paca I Associates
  New York, New York           83,642         1,161,370           1,245,012
Morrisania II Associates
  New York, New York           91,956         5,463,312           5,555,268
Southern Boulevard
  Partners, Bronx, NY          19,219         2,751,006           2,770,225
808 Investments Limited
  Partnership:
    Sedgefield                550,000         3,711,936           4,261,936
    Summit                  1,790,000         6,576,615           8,366,615
    Windsor                 1,500,000         9,590,367          11,090,367

                           $4,771,773       $49,286,355         $54,058,128

                                                                   Life in which
                                                                   Depreciation
                                                                    in Latest
                                                  Date of              Income
                          Accumulated      Completion of     Date    Statement
Partnership/Location      Depreciation     Construction    Acquired s Computed

Community Circle, Ltd.
  Cleveland, OH            $ (2,822,238)       1974       1973     3-40 years
Crowninshield Apartments
  Associates, Peabody, MA    (6,136,895)       1975       1973    10-20 years
Holly Street Associates
  Lawrence and Matheun, MA   (1,761,611)       1975       1973    22-40 years
King Drive Apartments
  Assoc., Chicago, IL        (5,929,648)       1974       1973    12-20 years
Met-Paca I Associates
  New York, New York           (999,996)       1974       1973     5-20 years
Morrisania II Associates
  New York, New York         (5,198,733)       1975       1973    10 25 years
Southern Boulevard
  Partners, Bronx, NY        (2,352,455)       1974       1973    20-25 years
808 Investments Limited
  Partnership:
    Sedgefield                 (154,601)       1988       1997   7-27.5 years
    Summit                     (264,836)       1987       1997   7-27.5 years
    Windsor                    (401,856)       1986       1997   7-27.5 years

                           $(26,022,869)

Balance at
 January 1, 1997           $2,401,004  $44,248,232  $46,649,236   $34,726,868
  Additions during
  year                      3,840,000   19,949,949   23,789,949           -0-
  Disposals during
  year                     (1,469,231) (15,720,089) (17,189,320)  (11,333,398)
 Depreciation expense             -0-          -0-          -0-     1,104,799

Balance at
 December 31, 1997          4,771,773   48,478,092   53,249,865    24,498,269
  Additions during year           -0-      808,263      808,263           -0-
  Disposals during year           -0-          -0-          -0-           -0-
  Depreciation expense            -0-          -0-          -0-     1,524,600

Balance at
 December 31, 1998         $4,771,773   $49,286,355  $54,058,128  $26,022,869


NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renovation upon acquisition. Total cost of land and building for federal income tax purposes amounts to approximately $45,581,000.