Form 10-Q
period 1999-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 1999-12-07
CIK 102342

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10 Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                        PART I - FINANCIAL INFORMATION

                        Item 1 - Financial Statements

                                BALANCE SHEETS

                    URBAN IMPROVEMENT FUND LIMITED - 1973 II
                            (A Limited Partnership)


                                     ASSETS

                                       September 30,            December 31,
                                           1999                     1998

Cash                                  $    45,396              $    47,049

Receivable from affiliate                     930                      -0-

Investments in and advances to Local
 Limited Partnerships accounted for
 on the equity method                   4,034,582                4,192,881

     Total Assets                     $ 4,080,908              $ 4,239,930


                               LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                      $    13,200              $     8,200

Management fee payable                  1,155,667                1,138,167

Due to affiliates                         484,656                  507,088
                                        1,653,523                1,653,455

Partners' (Deficit):
 General Partner - 100 Partnership
  units authorized, issued and
  outstanding                            (355,130)                (347,175)

 Limited Partners - 11,335 partnership
  units authorized, issued and
  outstanding                           2,782,515                 2,933,650

                                        2,427,385                 2,586,475

Total Liabilities and Partners'
 (Deficit)                            $ 4,080,908               $ 4,239,930

Unaudited.  See accompanying notes.

                      CAPITALIZATION AND PARTNERS' (DEFICIT)

                     URBAN IMPROVEMENT FUND LIMITED - 1973-II
                             (A Limited Partnership)

                                  September 30,             December 31,
                                       1999                     1998
General Partner Interest - 100
 Partnership units issued
 and outstanding                  $     95,000              $     95,000

Limited Partners' Interest - 11,335
 Partnership units issued and
 outstanding                        11,335,000                11,335,000

    Total                           11,430,000                11,430,000

Offering Expenses                   (1,237,673)               (1,237,673)

Accumulated loss through
 December 31, 1998                  (7,605,852)               (7,605,852)

Loss for nine-month period ended
 September 30, 1999                   (159,090)                      -0-
                                    (7,764,942)               (7,605,852)

Partners' (Deficit) at End
 of Period                        $  2,427,385              $  2,586,475


Unaudited.  See accompanying notes.

                                 STATEMENTS OF INCOME

                       URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                (A Limited Partnership)

                            For the Three-Month        For the Nine-month
                               Period Ended                Period Ended
                               September 30,               September 30,
                            1999           1998        1999          1998

Revenues              $     443         $     418    $     943    $     729

Cost and expenses:

 Professional fees        5,000             3,650       15,000       10,025

 Management fee          17,500            17,500       52,500       52,500

 Amortization expense     4,216             4,216       12,648       12,648

 Other                      -0-               -0-        1,931          805
                         26,716            25,366       82,079       75,978

Loss before equity in
 loss of Local Limited
 Partnerships           (26,273)          (24,948)     (81,136)     (75,249)

Equity in loss of Local
 Limited Partnership     19,146           (50,000)     (77,954)     (117,893)

Net loss              $  (7,127)        $ (74,948)   $(159,090)    $(193,142)

Allocation of net loss:

 Net loss allocated to
  General Partner     $    (356)        $  (3,747)   $  (7,955)    $  (9,657)

 Net loss allocated to
  Limited Partners       (6,771)          (71,201)    (151,135)     (183,485)

                       $ (7,127)        $ (74,948)   $(159,090)   $ (193,142)

Net loss allocated to
 Limited Partners per
 Limited Partnership
 Unit (11,335 units
 outstanding at
 September 30, 1999
 and 1998)             $      (1)        $      (6)   $    (14)    $     (16)

Unaudited.  See accompanying notes.

                               STATEMENTS OF CASH FLOWS

                       URBAN IMPROVEMENT FUND LIMITED - 1973-II
                               (A Limited Partnership)


                              For the Three-Month        For the Nine-month
                                 Period Ended                Period Ended
                                 September 30,               September 30,
                              1999          1998         1999          1998
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                  $ (7,127)    $ (74,948)    $(159,090)   $ (193,142)
 Adjustments to reconcile
 net loss to net cash used
 by operating activities:
  Amortization                4,216         4,216        12,648        12,648
  Equity in net loss
   (gain) of local limited
   partnership              (19,146)       50,000        77,954       117,893
  Increase in due from
   affiliates                  (930)          -0-          (930)          -0-
  Increase (decrease) in
   accounts payable and
   accrued management fees  (14,300)       (6,349)           68        35,000
      Total adjustments     (30,160)       47,867        89,740       165,541
       Net cash provided
        by operating
        activities          (37,287)      (27,081)      (69,350)      (27,601)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Distributions received      7,855           -0-         7,855           -0-
  Advance repayment
   from local limited
   partnership               59,842           -0-        59,842        32,107
      Net cash provided by
       Investing activities  67,697           -0-        67,697        32,107

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                 30,410        (27,081)      (1,653)        4,506

CASH BALANCE AT
 BEGINNING OF
 PERIOD                      14,986         43,337       47,049        11,750

CASH BALANCE AT
 END OF PERIOD             $ 45,396       $ 16,256   $   45,396      $ 16,256


Unaudited.  See accompanying notes.

                    NOTES TO SUMMARIZE FINANCIAL INFORMATION
                                September 30, 1999

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 1999, the Partnership has investments in eight active real estate Limited Partner-ships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

    The investments in Local Limited Partnerships are comprised of:

                               September 30, 1999         December 31, 1998

Capital contributions              $6,831,192                 $6,831,192

Distributions                      (1,157,931)                (1,150,077)

Equity in losses                   (2,461,954)                (2,383,999)

Advances                                  -0-                     59,842

Unamortized costs of acquisitions     823,275                    835,923

                                   $4,034,582                 $4,192,881

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

                               For the Three-Month     For the Nine-month
                                  Period Ended            Period Ended
                                  September 30,           September 30,
                               1999          1998      1999          1998

Advance made to (repaid
 from) Local Limited
 Partnership                $(59,842)     $    -0-    $(59,842)    $(32,107)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $52,000 for the nine-month period ended September 30, 1999 and 1998.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 1999 and 1998, is summarized as follows:

                                 For the Three-Month     For the Nine-month
                                    Period Ended            Period Ended
                                    September 30,           September 30,
                                 1999         1998        1999        1998
Advance to Partnership with
 zero investment:

  Community Circle            $  59,842   $     -0-    $  59,842   $  32,107

Distributions received
 from Partnership with
 zero investment:                 7,854         -0-        7,854         -0-

Income from investments
 with non-zero investment:
  808 Investments L.P.          (48,550)    (50,000)    (145,650)    (150,000)

                              $ (19,146)  $ (50,000)   $ (77,954)  $ (117,893)

                              PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending September 30, 1999.

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


                                URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                              (Registrant)
                           By:  Interfinancial Real Estate Management
                                       Company, General Partner



Date  December 7, 1999                         Michael Fulbright
                                                  (Signature)
                                         By:  Michael Fulbright, Secretary




Date  December 7, 1999                        John M. Orehek
                                                 (Signature)
                                  By: John M. Orehek, Senior Vice President