Form 10-K
period 1999-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2000-09-27
CIK 102342

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10-K

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1999

                                             OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to ________.

                 Commission File Number 0-7771

           URBAN IMPROVEMENT FUND LIMITED - 1973-II
       (Exact name of registrant as specified in its charter)

          California                                        95-6448384
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington            98101-3076
     (Address of principal executive offices)                 (ZIP code)

Registrant's telephone number, including area code:         (206) 622-9900

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 1999: No established market value.

PART I
Item 1.  Business
(a)  General Development of Business   Urban Improvement Fund Limited
1973-II, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). Two of these properties, Mott Haven Apartment VII and Mott Haven Apartments VIII were assigned to HUD in 1997 and sold through a trustee's sale (foreclosure) in 1999. One of the Partnerships, 808 Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997. The remaining eight (8) partnerships are described in Item
2 hereof.

(b)  Financial Information about Industry Segment   The Registrant is
engaged in only one line of business.

(c)  Narrative Description of Business   The real estate business is highly
competitive. The Registrant competes with numerous established apartment owners and real estate developers of low income housing having greater finan-cial resources. There are additional risks of new construction of low income housing occurring in an area where the Registrant has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

(d) Financial information about foreign and domestic operations and export sales - The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federal, state and local government-assisted housing is subject to signif-icant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold and persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or
Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeowner-ship Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation prog-ram, severely limited funding, and restored the property owners' right to pre-pay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2.  Partnerships

The Registrant owns equity interests as a Limited Partner in the following Partnership as of December 31, 1999:

                                                                 1999
     Partnership Name                           No. of         Percent of
   Real Estate Location          Type           Units          Occupancy

     Community Circle
     Cleveland, Ohio           236 New            160               98%

    Crowninshield Apartments
    Peabody, MA                MHFA Rehab.*       284               99%

    Holly Street
    Lawrence, MA               MHFA Rehab.*        71              100%

                                                                  1999
     Partnership Name                        No. of             Percent of
   Real Estate Location          Type        Units              Occupancy

   King Drive
   Chicago, IL                  236 New        315                  94%

   Met-Paca Section 1
   New York, NY                 236 Rehab.      37                  98%

   Morrisania II
   New York, NY                 236 Rehab.     161                 100%

   Southern Boulevard
   Phase One
   New York, NY                 236 Rehab.      73                  99%

  808 Investment Limited Partnership:

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

SOUTHERN BOULEVARD REHAB PHASE I is a 73-unit project located in the Bronx,
New York, consisting of two six-story, wood joist and brick exterior buildings. The project is located in the same area as Mott Haven 7. The project was rehabilitated under Section 236 of the National Housing Act.

                     Type of Unit                        No. of Units

                       1 Bedroom                                27
                       2 Bedroom                                23
                       3 Bedroom                                13
                       4 Bedroom                                10

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

  (c) There have been no distributions to partners during the five year period ending December 31, 1999.

Item 6.  Selected Financial Data
These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

                                       Year Ended December 31,
                         1999       1998       1997        1996        1995

Operating Income:
 Interest income      $   1,151   $    861     $    214  $    796    $    765
 Other income               -0-        -0-          -0-     6,250       8,125
                          1,151        861          214     7,046       8,890
Expenses:
 Professional fees       18,450     19,448       18,492    16,623      18,409
 Management fee          70,000     70,000       70,000    70,000      70,000
 Incentive management
   fee                   11,867      8,724       22,349        -0-     23,501
 Amortization expense    16,863     16,863       16,863        -0-        -0-
 Other expenses           1,930        836        6,813        250        313
                        119,110    115,871      134,517     86,873    112,223

Loss before equity in
 income (loss) of Local
 Limited Partnerships  (117,959)  (115,010)    (134,303)   (79,827)  (103,333)

Equity in income
 (loss) of Local
 Limited Partnerships   207,980   (121,454)   4,009,902    (2,500)    48,765

Net income (loss)    $   90,021 $ (236,464)  $3,875,599  $(82,327)  $(54,568)

Allocation of net
 income (loss):
 Net loss allocated
 to General Partner       4,501    (11,823)     193,780    (4,116)    (2,728)
 Net loss allocated
 to Limited Partners     85,520   (224,641)   3,681,819   (78,211)   (51,840)

                     $   90,021  $(236,464)  $3,875,599  $(82,327)  $(54,568)

Net financial reporting
 income (loss) per unit:
 General Partnership
 units (100 units
 outstanding
 allocated to
 General Partner)    $       45   $    (118)  $    1,938  $   (41)  $    (27)
 Limited Partnership
 units (11,335 units
 outstanding
 allocated to
 Limited Partners)   $        8   $     (20)  $      325  $    (7)   $    (5)

Total assets         $4,080,419   $4,239,930  $4,624,029  $  4,876   $ 34,577

Long term
 obligations         $      -0-   $      -0-  $      -0-  $    -0-   $    -0-

Cash dividends       $      -0-   $      -0-  $      -0-  $    -0-   $    -0-

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

                       1999        1998       1997        1996         1995
Urban's share of
 distribution        $274,871    $248,974   $  79,570   $    -0-   $  68,247

Advances (made to)
 repaid by
 Local Limited
 Partnerships        $ 59,842    $ 32,107   $ 883,027   $ (2,500)  $ (19,482)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year from 1995 through 1999. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount suf-ficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

During the period 1995 to 1999, the Partnership paid incentive management fees to the General Partner of a Local Limited Partnership. These fees were paid from distributions received from this Local Limited Partnership.

At December 31, 1999, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discon-tinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Part-nership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, report-ing income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 1999, 1998 and 1997 is summarized as follows:

                               1999               1998                1997
Income (loss) from
 Partnerships
 with non-zero
 investments:
 808 Investments
 Limited Partnership       $   88,146         $ (194,200)         $3,930,332

Repayment of
 advances from
 (advances to)
 Partnerships with
 zero investments:
 Community Circle              59,842            32,107                 -0-

Distributions received
 from Partnerships
 with zero investments:
  Crowninshield                   -0-            40,639              79,570
  Southern Blvd.               23,735               -0-                 -0-
  Community Circle             36,257               -0-                 -0-

                           $  207,980        $ (121,454)         $4,009,902

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

Liquidity
The Partnership is dependent upon distributions from its investments in Local Limited Partnerships for cash flow. The Partnership may not be able to gen-erate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Partnership. The General Partner is monitoring the operations of the Local Limited Partnerships to ensure that sufficient cash will be received from the Local Limited Partnerships to sustain operations. The General Partner antic-ipates it will receive adequate distributions from the Local Limited Partner-ships to maintain operations.

Capital Resources
  The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the properties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multifamily residential projects.

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

                  Name             Age                  Office
            Paul H. Pfleger        64         Director/President
            John M. Orehek         45         Director/Senior Vice President

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

               Name                 Age             Office
          Paul H. Pfleger           64        Director/President
          John M. Orehek            45        Director/Senior Vice President
          Michael Fulbright         45        Secretary

    (c)  The Registrant has no employees.
    (d) There are no family relationships between any directors or executive officers.
    (e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, President/Director. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of prev-iously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has main-tained his dual status since that time.

Mr. Pfleger is the General Partner in over 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corpor-ation. From 1979 to 1982 he was a member of the tax department in the Cleve-land, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. (SPI). He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institu-tional investors and commercial developers. He received a Masters of Busi-ness Administration degree from Texas A&M and a law degree from the Uni-versity of Washington. He is a member of the Washington State Bar Associa-tion. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

  (f) Section 20 of the Amended Certificate and Agreement of Limited Partner-ship of the Registrant provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Registrant or its Limited Partners. None of the officers or directors of the General Partner of the Registrant have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the Registrant.

Item 11.  Executive Compensation
(a) The Registrant will not pay directly any salary or other remuneration to the officers of the General Partner of the Registrant.

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

            Balance Sheets at December 31, 1999 and 1998.

            Statements of Income (Loss) for the years ended December 31, 1999, 1998 and 1997.

            Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998 and 1997.

            Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

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

    (b) Reports on Form 8-K

  There were no reports on Form 8-K filed during the last quarter of 1999.

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

   (REGISTRANT)  URBAN IMPROVEMENT FUND LIMITED - 1973-II
                 BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




Date:  September 26, 2000       By:           Paul H. Pfleger
                                Paul H. Pfleger
                                President
                                Interfinancial Real Estate Management Company


Date:  September 26, 2000       By:        John M. Orehek
                                John M. Orehek
                                Senior Vice President
                                Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By:             Paul H. Pfleger                      September 26, 2000
    Paul H. Pfleger, Director                                Date
    Interfinancial Real Estate Management Company




By:         John M. Orehek                            September 26, 2000
    John M. Orehek, Director                                 Date
    Interfinancial Real Estate Management Company.

                   URBAN IMPROVEMENT FUND LIMITED - 1973-II
                              SEATTLE, WASHINGTON

                           ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                           YEAR ENDED December 31, 1999

Form 10-K - Items 14(a)(1) and (2)
Form 10-K - Item 14(d)

Urban Improvement Fund Limited 1973-II
(A Limited Partnership)


LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following financial statements of Urban Improvement Fund Limited 1973-II are included in Item 8 and Item 14(a)(1)

    Independent Auditors' Report . . . . . . . . . . . . . . . . . . F-3

    Balance sheets at December 31, 1999 and 1998 . . . . . . . . . . F-4

    Statements of income (loss) for the years ended
         December 31, 1999, 1998 and 1997. . . . . . . . . . . . .   F-5

    Statements of changes in partners' capital (deficit)
         for the years ended December 31, 1999, 1998 and 1997. .. . .F-5

    Statements of cash flows for the years ended
         December 31, 1999, 1998 and 1997. . . . . . . . . .  . . .   F-6

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

                            INDEPENDENT AUDITORS' REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

We have audited the accompanying balance sheets of Urban Improvement
Fund Limited   1973-II (a Limited Partnership) as of December 31, 1999 and
1998, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the years ended December 31, 1999, 1998 and
1997, and the related schedules listed in Item 14(a)(2) of the annual report
on Form 10-K of Urban Improvement Fund Limited   1973-II for the years ended
December 31, 1999, 1998 and 1997. These financial statements and financial statement schedules are the responsibility of the Partnership's management.
Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit five in 1999, 1998 and 1997 of the financial statements of Urban Improvement Fund Limited - 1973-II's Local Limited Partnership investments whose combined
financial statements are shown in Note 4.   These statements were audited by
other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partner-ship investments, is based solely on the reports of the other auditors. Urban
Investment Fund Limited   1973-II's investment in these partnerships has been
reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973-II as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial state-ment schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.






Atlanta, Georgia
July 31, 2000

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS

                                  ASSETS

                                                    December 31,
                                             1999                 1998

Cash and cash equivalents                 $    30,204          $    47,049

Accounts receivable - Urban 1972                  930                  -0-

Distributions receivable                       40,271                  -0-

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on
 the equity method -
 Note 4 (Schedule IV
 and XI)                                    4,009,014            4,192,881

                                          $ 4,080,419           $4,239,930

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee
 payable -  Note 3
 (Schedule IV)                             $1,208,167           $1,138,167

Accounts payable                                1,250                8,200

Advance from
 general partner                              194,506              507,088
                                            1,403,923            1,653,455

Partners' capital
 (deficit) - Note 2
 General Partner -
 100 Partnership
 units authorized,
 issued and outstanding                      (342,674)            (347,175)

Limited partners -
 11,335 Partnership
 units authorized,
 issued and outstanding                     3,019,170            2,933,650
                                            2,676,496            2,586,475

                                           $4,080,419           $4,239,930


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

                                         Year Ended December 31,
                                1999              1998               1997

Interest income             $    1,151         $      861       $      214

Expenses:
 Professional Fees              18,450             19,448           18,492
 Management fees - Note 3       70,000             70,000           70,000
 Incentive management fee       11,867              8,724           22,349
 Amortization expense           16,863             16,863           16,863
 Other expenses                  1,930                836            6,813
                               119,110            115,871          134,517
Loss before equity
 in income (loss)
 of Local Limited
 Partnerships                 (117,959)          (115,010)        (134,303)
Equity in income
 (loss) of Local
 Limited Partnerships -
 Note 4                        207,980           (121,454)       4,009,902

 Net income (loss)          $   90,021         $ (236,464)      $3,875,599

Allocation of net
 income (loss):
 Net income (loss)
 allocated to
 General Partner            $     4,501        $  (11,823)      $  193,780
 Net income (loss)
 allocated to
 Limited Partners                85,520          (224,641)       3,681,819

                             $   90,021        $ (236,464)      $3,875,599
Net financial
 reporting income
 (loss) per unit:
 General partnership
 units (100 units
 outstanding allocated
  to General Partner)        $        45       $      (118)     $    1,938
Limited partnership
 units (11,335 units
 outstanding allocated
 to Limited Partners)        $          8      $        (20)    $        325

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                  General          Limited
                                  Partner          Partners           Total
Partners' capital (deficit)
 at January 1, 1998             $ (335,352)       $3,158,291       $2,822,939
Net income   1998                  (11,823)         (224,641)        (236,464)
Partners' capital (deficit)
 at December 31, 1998             (347,175)        2,933,650        2,586,475
Net income - 1999                    4,501            85,520           90,021
Partners' capital (deficit)
 at December 31, 1999           $ (342,674)       $3,019,170       $2,676,496


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                           Year Ended December 31,
                                   1999              1998             1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)             $   90,021        $ (236,464)      $ 3,875,599
 Adjustments to
reconcile net loss
to net cash used by
 operating activities:
 Amortization of costs
 of acquisition                    16,863            16,863           16,863
 Equity in net loss
 (income) of Local
 Limited Partnerships            (207,980)          121,454        (4,009,902)
 Increase in accounts
 receivable                          (930)              -0-               -0-
 Increase (decrease)
 in accounts
 payable                           (6,950)            8,200              (126)
 Increase in accrued
 management fees                   70,000            70,000            35,000
 Total adjustments               (128,997)          216,517        (3,958,165)
 Net cash used
 by operating
 activities                       (38,976)          (19,947)          (82,566)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Current year distributions       274,871           248,974            79,570
 Contributions                        -0-               -0-        (1,581,837)
 Net advances to
 Local Limited Partnerships        59,842            32,107           883,027
 Net cash provided
 (used) by
 investing activities             334,713           281,081          (619,240)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Advances from (repayments
 to) General Partner             (312,582)         (225,835)          708,680

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS                      (16,845)           35,299             6,874

CASH AND CASH
 EQUIVALENTS AT
 BEGINNING OF YEAR                 47,049            11,750             4,876

CASH AND CASH
 EQUIVALENTS AT
 END OF YEAR                  $    30,204        $   47,049       $    11,750


NONCASH:
  A distribution receivable in the amount of $40,271 was recorded in 1999.

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements

Note 1 - Organization and Accounting Policies

  Organization

Urban Improvement Fund Limited - 1973-II (the Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the prin-cipal purpose of investing in other limited partnerships (Local Limited Part-nerships), which own federal and state-assisted housing projects. The Partner-ship issued 11,335 units of limited partnership interests pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interests to Interfinancial Real
Estate Management Company (the General Partner).

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

  Investment in Local Limited Partnerships

As of December 31, 1999, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), which are accounted for on the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Part-nership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax reporting purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting pur-
poses.  These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local
Limited Partnerships' properties.  Amortization is disLE>
                                            Buildings
                                               and
Partnership/Location            Land      Improvement(B)        Total

Community Circle, Ltd.
  Cleveland, OH             $  240,000      $ 4,335,694       $ 4,575,694
Crowninshield Apartments
  Associates, Peabody, MA      128,109        6,883,435         7,011,544
Holly Street Associates
  Lawrence and Matheun, MA      28,353        2,243,841         2,272,194
King Drive Apartments
  Assoc., Chicago, IL          340,494        6,844,934         7,185,428
Met-Paca I Associates
  New York, New York            83,642        1,163,487         1,247,129
Morrisania II Associates
  New York, New York            91,956        5,475,112         5,567,068
Southern Boulevard
  Partners, Bronx, NY           19,219        2,794,787          2,814,006
808 Investments Limited
  Partnership:
   Sedgefield                  550,000        3,762,531          4,312,531
   Summit                    1,790,000        6,675,056          8,465,056
   Windsor                   1,500,000        9,702,264         11,202,264

                            $4,771,773      $49,881,141        $54,652,914

                                                                Depreciation
                                                                 in Latest
                                            Date of                Income
                           Accumulated    Completion of   Date     Statement
Partnership/Location       Depreciation   Construction   Acquired  is Computed

Community Circle, Ltd.
  Cleveland, OH            $ (2,933,585)       1974        1973     3-40 years
Crowninshield Apartments
  Associates, Peabody, MA    (6,220,989)       1975        1973    10-20 years
Holly Street Associates
  Lawrence and Matheun, MA   (1,793,679)       1975        1973    22-40 years
King Drive Apartments
  Assoc., Chicago, IL        (6,172,614)       1974        1973    12-20 years
Met-Paca I Associates
  New York, New York         (1,011,192)       1974        1973     5-20 years
Morrisania II Associates
  New York, New York         (5,358,110)       1975        1973    10 25 years
Southern Boulevard
  Partners, Bronx, NY        (2,394,909)       1974        1973    20-25 years
808 Investments Limited
  Partnership:
   Sedgefield                  (304,241)       1988        1997     7-27.5 years
   Summit                      (524,083)       1987        1997     7-27.5 years
   Windsor                     (787,889)       1986        1997     7-27.5 years
                           $(27,501,291)

Balance at January
 1, 1998                   $4,771,773  $48,478,092  $53,249,865  $24,498,269
 Additions during
 year                             -0-      808,263     808,263           -0-
 Disposals during year            -0-          -0-         -0-           -0-
 Depreciation expense             -0-          -0-         -0-     1,524,600

Balance at December 31,
 1998                       4,771,773   49,286,355  54,058,128    26,022,869
 Additions during year            -0-      594,786     594,786           -0-
 Disposals during year            -0-          -0-         -0-           -0-
 Depreciation expense             -0-          -0-         -0-     1,478,422

Balance at December
 31, 1999                  $4,771,773  $49,881,141  $54,652,914  $27,501,291

NOTE: Capital improvements since original construction or rehabilitation are not material to the combined financial statements and, as such, are not disclosed separately. The financial statement category of buildings and improvements is composed substantially of cost plus the initial renova-tion upon acquisition. Total cost of land and building for federal income tax purposes amounts to approximately $46,176,000.