Form 10-Q
period 2000-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2000-11-14
CIK 102342

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           FORM 10 Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2000

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
                          (A Limited Partnership)

                                    ASSETS

                                      September 30,           December 31,
                                          2000                    1999

Cash                                  $     1,891             $    30,204

Receivable from affiliate                     -0-                     930

Distribution receivable                       -0-                  40,271

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                                 3,950,466               4,009,014

  Total Assets                        $ 3,952,357             $ 4,080,419

                  LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                      $    15,000             $     1,250

Management fee payable                  1,260,667               1,208,167

Due to affiliates                          63,605                 194,506
                                        1,339,272               1,403,923

Partners' (Deficit):
 General Partner - 100 Partnership
 units authorized, issued and
 outstanding                             (345,844)               (342,674)

Limited Partners - 11,335 partnership
 units authorized, issued and
 outstanding                            2,958,929                3,019,170
                                        2,613,085                2,676,496

Total Liabilities and Partners'
 (Deficit)                            $ 3,952,357              $ 4,080,419


Unaudited.  See accompanying notes.

                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                                    September 30,             December 31,
                                        2000                     1999
General Partner Interest - 100
 Partnership units issued
 and outstanding                    $     95,000               $     95,000

Limited Partners' Interest- 11,335
 Partnership units issued and
 outstanding                          11,335,000                 11,335,000

   Total                              11,430,000                 11,430,000

Offering Expenses                     (1,237,673)                (1,237,673)

Accumulated loss through
 December 31, 1999                    (7,515,831)                (7,515,831)

Loss for nine-month period ended
 September 30, 2000                      (63,411)                       -0-
                                      (8,816,915)                (8,753,504)

Partners' (Deficit) at
 End of Period                       $ 2,613,085                $  2,676,496


Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                            For the Three-Month         For the Nine-month
                               Period Ended                 Period Ended
                               September 30,                September 30,
                            2000          1999           2000          1999

Revenues                 $      23      $     443     $     798    $     943

Cost and expenses:

 Professional fees           5,000          5,000        15,000       15,000

 Management fee             17,500         17,500        52,500       52,500

 Amortization expense        4,216          4,216        12,648       12,648

  Other                         46            -0-        14,869        1,931
                            26,762         26,716        95,017       82,079

Loss before equity
 in loss of Local
 Limited Partnerships      (26,739)       (26,273)      (94,219)     (81,136)

Equity in loss of
 Local Limited
 Partnership                22,500         19,146        30,808      (77,954)

Net loss                  $ (4,239)      $ (7,127)    $ (63,411)  $ (159,090)

Allocation of net loss:

  Net loss allocated
  to General
  Partner                 $   (212)      $   (356)    $  (3,170)  $   (7,955)

  Net loss allocated
  to Limited
  Partners                  (4,027)        (6,771)      (60,241)    (151,135)

                          $ (4,239)      $ (7,127)    $ (63,411)  $ (159,090)

Net loss allocated
 to Limited Partners
 per Limited Partner-
 ship Unit (11,335
 units outstanding at
 September 30, 2000
 and 1999)                $     (3)      $     (1)    $      (5)   $    (161)


Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                             For the Three-Month         For the Nine-month
                                Period Ended                Period Ended
                                September 30,               September 30,
                              2000         1999           2000         1999

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                  $ (4,239)    $ (7,127)       $(63,411)   $(159,090)
 Adjustments to
  reconcile net
  loss to net cash
  used by operating
  activities:
  Amortization                4,216        4,216          12,648       12,648
  Equity in net
  loss of local
  limited partnership       (22,500)     (19,146)        (30,808)      77,954
  Increase in due
  from affiliates
  and distributions
  receivable                    -0-         (930)         41,200         (930)
 Increase in accounts
  payable and accrued
  management fees            22,500      (14,300)         48,750           68
  Total adjustments           4,216      (30,160)         71,790       89,740
  Net cash provided by
  operating activities          (23)     (37,287)          8,379      (69,350)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
  Distributions received        -0-        7,855             -0-        7,855
  Advance to local limited
  partnership                   -0-       59,842         (36,692)      59,842
  Net cash provided by
  Investing activities          -0-       67,697         (36,692)      67,697

NET DECREASE IN CASH
 AND CASH EQUIVALENTS           (23)      30,410         (28,313)      (1,653)

CASH BALANCE AT
 BEGINNING OF
 PERIOD                       1,914       14,986          30,204       47,049

CASH BALANCE AT
 END OF PERIOD            $   1,891     $ 45,396      $    1,891     $ 45,396


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                        September 30, 2000

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

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are cap-italized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjust-ments are of a normal recurring nature.

Taxes on Income
No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Cash Equivalents
Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II   Under the
terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years, and accordingly, the fee was not paid for those years. However, fees of $367,500 have been recorded as a liability to the General Partner.

Management fees payable totaling $893,167 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2000 and 1999, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                            September 30, 2000         December 31, 1999

Capital contributions           $ 6,831,192                $ 6,831,192

Distributions                    (1,578,618)                (1,465,218)

Equity in losses                 (2,145,212)                (2,176,020)

Advances                             36,692                        -0-

Unamortized costs
 of acquisitions                    806,412                    819,060

                                $ 3,950,466                $ 4,009,014

         Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term invest-ments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partners for cash flow. The Partnership has advanced funds to selected partnerships. The General Partner does not believe these net advances will significantly affect the operations of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $52,500 for the nine-month period ended September 30, 2000 and 1999.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 2000 and 1999, is summarized as follows:

                               For the Three-Month      For the Nine-month
                                  Period Ended             Period Ended
                                  September 30,            September 30,
                               2000           1999       2000          1999

Advance to Partnership
  with zero investment:
   Community Circle         $      -0-      $ 59,842   $ (36,692)   $59,842
Distributions received
  from Partnership
  with zero investment:
   Community Circle                -0-         7,854         -0-      7,854
Income (loss) from
  investments with
  non-zero investment:
   808 Investments L.P.         22,500       (48,550)     67,500   (145,650)
                            $   22,500     $  19,146   $  30,808  $ (77,954)

                      PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending September 30, 2000.

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



                                  URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                               (Registrant)
                             By:  Interfinancial Real Estate Management
                                  Company, General Partner


Date: November 14, 2000                    Michael Fulbright
                                              (Signature)
                                  By:  Michael Fulbright, Secretary



Date: November 14, 2000                         John M. Orehek
                                                  (Signature)
                                  By: John M. Orehek, Senior Vice President