Form 10-K/A
period 1999-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-02-20
CIK 102342

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

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

PART I
Item 1.  Business
(a)  General Development of Business   Urban Improvement Fund Limited
1973-II, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The Partnership will terminate on December 31, 2014. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). Two of these properties, Mott Haven Apartment VII and Mott Haven Apartments VIII were assigned to HUD in 1997 and sold through a trustee's sale (foreclosure) in 1999. One of the Partnerships, 808 Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997. The remaining seven (7) partnerships are described in Item
2 hereof.

The Partnership's business over the last five years has been holding limited partnership interest in eight limited partnerships ("Local Limited Partner-ships"), each of which owns and operates a multi-family rental housing property ("Properties") of which seven of the properties receives one or more forms of assistance from the federal government.

The Partnership's investment objectives are to:

(1) preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

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

Item 2.  Partnerships

The Registrant owns equity interests as a Limited Partner in the following Partnership as of December 31, 1999:

                                                                 1999
     Partnership Name                           No. of         Percent of
   Real Estate Location          Type           Units          Occupancy

     Community Circle
     Cleveland, Ohio           236 New*            160               98%

    Crowninshield Apartments
    Peabody, MA                MHFA Rehab.**       284               99%

    Holly Street
    Lawrence, MA               MHFA Rehab.**        71              100%

                                                                  1999
     Partnership Name                        No. of             Percent of
   Real Estate Location          Type        Units              Occupancy

   King Drive
   Chicago, IL                  236 New*        315                  94%

   Met-Paca Section 1
   New York, NY                 236 Rehab.*      37                  98%

   Morrisania II
   New York, NY                 236 Rehab.*     161                 100%

   Southern Boulevard
   Phase One
   New York, NY                 236 Rehab.*      73                  99%

  808 Investment Limited Partnership:

   Sedgefield Square
   Greensboro, NC             Conventional     124                  N/A

   Windsor Station
   Dallas, TX                 Conventional     399                  N/A

   The Summit
   Escondido, CA              Conventional     128                  N/A

*The property of the partnership was financed with mortgages that were insured by HUD under Section 236 of the National Housing Act. The mortgages had interest subsidies which reduces the interest rate to approximately one percent. The partnerships also entered into regulatory agreements which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacement.

**The property of the partnership was financed by mortgages issued by the Massachusetts Housing Finance Agency. The mortgages included regulatory agreements which sets rental rates, limits distributions and requires monthly deposits to reserves for replacements.

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

  Title of          Name & Address of      Amount and Nature of      % of
   Class            Beneficial Owner       Beneficial Ownership      Class

General Partner     Interfinancial Real           100 Units           100%
   Interest         Estate Management Co.         ($95,000)
                    1201 Third Avenue, Suite 5400
                    Seattle, Washington 98101 3076

Limited Partner     585 Limited Partners           11,335 Units        100%
   Interest                                        ($11,335,000)

Interfinancial Real Estate Management Company has 371 units of Limited Partner interest.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year from 1995 through 1999. The Partnership paid $15,000 in 1996 and $35,000 in 1997. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

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

808 Investment Limited Partnership sold its property in 1997 in an all cash transaction and used the proceeds to reinvest in three rental properties. The sales transaction for tax purposes was a tax free exchange with the gain being deferred. For financial reporting purposes, a gain of $3,930,332 was recorded on Urban 1973-II. At the time of the sale, the investment in 808 had been reduced to zero. The gain recorded was to increase the investment equal to Urban 1973-II's capital account after the sale.

The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the projects achieve mature operations. The distributions to the Partnership from Local Limited Partnerships are the result of positive cash flow from the operations of these projects.

Mott Haven VII and Mott Haven VIII experienced cash flow deficits from operations resulting in default of the mortgage notes to HUD. HUD, the owners and the General Partner believed that it was in the best interests of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The General Partner transferred the property to HUD during 1997. For financial reporting purposes, the Partnership recorded the disposition of its investment in Mott Haven VII and Mott Haven VIII during November 1996. During 1999, HUD foreclosed on the property. For income tax purposes, the gain on foreclosure was recorded in 1999.

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increase value of the Partnership's investment.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments of Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

The Partnership may not be able to generate sufficient cash flow from operations or from distributions from its interests in Local Limited Partnerships to pay future obligations as they become due without additional financing or advances from the General Partner. The General Partner is under no obligation to advance additional funds to the Partnership, but has historically advanced funds as needed.

During 1999 and 1998, distributions from Local Limited Partnerships totaled $274,871 and $248,974. These funds were utilized to fund operations and repay General Partner advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 1999, the Partnership had advances from the General Partner of $194,506 and management fees payable to the General Partner of $1,208,167. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances and accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

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

The General Partner owns 371 units of Limited Partner interest.

 (b) No officers or directors of the General Partner of the Registrant own a Partnership interest.

 (c)  No change in control of the Registrant is anticipated.

Item 13.  Certain Relationships and Related Transactions

The Partnership accrued management fees of $70,000 per year to the general partner. The Partnership paid $15,000 in 1996 and $35,000 in 1997. The balance of accrued and unpaid management fees was $1,208,167 at December 31, 1999.

The general partner has advanced funds to the Partnership in connection with the purchase of real property by 808 Investment Limited Partnership in 1997. The funds were mainly used to make contributions to 808 Investment Limited Partnership which purchased three conventional properties. The balance at December 31, 1997 was $732,923. The Partnership repaid advances of $216,835 in 1998 and $321,582 in 1999 mainly from distributions received from 808 Investment Limited Partnership. The balance at December 31, 1999 was $194,506.

There were no other transactions which officers or directors of the general partner had an interest.

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


                 /s/ Smith & Radigan, Certified Public Accountants, LLC



Atlanta, Georgia
July 31, 2000

                            INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS HOLLY STREET ASSOCIATES

We have audited the accompanying balance sheet of HOLLY STREET ASSOCIATES (a Limited Partnership) as of December 31, 1999, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Part-nership's management. Out responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOLLY STREET ASSOCIATES as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2000 on our consideration of HOLLY STREET ASSOCIATES' internal controls and reports dated January 14, 2000 on its compliance with laws and regulations.

                                         /s/ Freedman Alpren & Green LLP

January 14, 2000

                            INDEPENDENT AUDITOR'S REPORT

TO The Partners                                     HUD Field Office Director
KING DRIVE APARTMENTS                               Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of KING DRIVE APARTMENTS, Project No. 071-44141, as of December 31, 1999, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Out responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KING DRIVE APARTMENTS as of December 31, 1999, and its profit or loss, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 28, 2000 on our consideration of KING DRIVE APARTMENTS' internal control structure and reports dated January 28, 2000 on its compli-ance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

The accompanying supplementary information (shown on pages 13 to 17) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Haran & Associates Ltd.

HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wilmette, Illinois
Illinois Certificate No. 060-002892
Federal Certification No. 36-3097692
Audit Partner: W. Garret Heinl (847) 853-2576

January 28, 2000

                            INDEPENDENT AUDITOR'S REPORT

Partners
Morrisania II Associates

We have audited the accompanying balance sheet of Morrisania II Associates (a Limited Partnership) as of December 31, 1999, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Part-nership's management. Out responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrisania II Associates (a limited partnership) as of December 31, 1999, and the results of its operations changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Siegel, Sacks, Press & Lacher, P.C.

New York, New York
March 21, 2000, except for Note 4,
As to which the date is May 23, 2000

                  INDEPENDENT AUDITOR'S REPORT

To the Partners
Southern Boulevard Partners I

We have audited the accompanying balance sheet of Southern Boulevard Partners I (a Limited Partnership), HUD Project No. 012-44128, as of December 31, 1999, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended (not presented herein). These financial statements are the responsi-bility of the Project's management. Out responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners I (a limited partnership), HUD Project No. 012-44128 as of December 31, 1999, and the results of its operations, changes in partners' accumulated deficit and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
March 24, 2000

                           INDEPENDENT AUDITOR'S REPORT

To the Partners
Met Paca I Associates

We have audited the accompanying balance sheet of Met Paca I Associates (a Limited Partnership), HUD Project No. 012-44154, as of
December 31, 1999, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended (not presented herein). These financial statements are the responsi-bility of the Project's management. Out responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca I Associates
(a limited partnership), HUD Project No. 012-44154 as of December
31, 1999, and the results of its operations, changes in partners' accumulated deficit and cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Project will continue as a going concern. The Project has experienced recurring net operating losses which raise substantial doubt about its ability to continue as a going concern. Its continued existence currently depends upon the willing ness of the partners to fund its operating deficits and success in completing workout negotiations with HUD. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
March 24, 2000

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS


                                  ASSETS


                                                    December 31,
                                             1999                 1998

Cash and cash equivalents                 $    30,204          $    47,049

Accounts receivable                               930                  -0-

Distributions receivable                       40,271                  -0-

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on
 the equity method -
 Note 4 (Schedule IV
 and XI)                                    4,009,014            4,192,881

                                          $ 4,080,419           $4,239,930

                      LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee
 payable -  Note 3
 (Schedule IV)                             $1,208,167           $1,138,167

Accounts payable                                1,250                8,200

Advance from
 general partner                              194,506              507,088
                                            1,403,923            1,653,455

Partners' capital
 (deficit) - Note 2
 General Partner -
 100 Partnership
 units authorized,
 issued and outstanding                      (342,674)            (347,175)

Limited partners -
 11,335 Partnership
 units authorized,
 issued and outstanding                     3,019,170            2,933,650
                                            2,676,496            2,586,475

                                           $4,080,419           $4,239,930


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

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                  General          Limited
                                  Partner          Partners           Total
Partners' capital (deficit)
  At January 1, 1997            $ (529,132)      $ (523,528)      $(1,052,660)
Net income - 1997                  193,780         3,681,819        3,875,599
Partners' capital (deficit)
 at December 31, 1997             (335,352)        3,158,291        2,822,939
Net loss - 1998                    (11,823)         (224,641)        (236,464)
Partners' capital (deficit)
 at December 31, 1998             (347,175)        2,933,650        2,586,475
Net income - 1999                    4,501            85,520           90,021
Partners' capital (deficit)
 at December 31, 1999           $ (342,674)       $3,019,170       $2,676,496

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

Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax reporting purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships for financial reporting pur-poses. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in net income (loss) of the Local Limited Partnerships is summarized as follows:


                             1999                1998             1997
Income from
 Partnership with
 non-zero
 investments:
  808 Investments
   Limited Partnership    $    88,146        $  (194,200)       $3,930,332
Repayment of advances
 from (advances to)
 Partnerships with
 zero investments:
  Community Circle             59,842             32,107               -0-
Distributions received
 from Partnerships
 with zero investments:
  Crowninshield                   -0-             40,639            79,570
  Southern Blvd.               23,735                -0-               -0-
  Community Circle             36,257                -0-               -0-

                          $   207,980         $ (121,454)       $4,009,902

The net income from 808 Investments Limited Partnership for 1997 was a result of the sale of real estate and represents Urban's share of the sales proceeds which were reinvested in the tax-free exchange.

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

  Taxes on Income

No provision for taxes on income has been recorded in the financial state-ments, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

  Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 1999 does not differ materially from the aggre-gate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

  Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

   Advances from General Partner

The general partner made advances to the Partnership of $732,923 in 1997.
The funds were used to make contributions to 808 Investment Limited Partner-ship. The Partnership repaid $216,835 in 1998 and $321,582 in 1999. The advances are non-interest bearing and due on demand. The balance at December 31, 1999 was $194,506.

    Distributions Receivable

At December 31, 1999, distributions of $28,403 from Community Circle and $11,868 from Southern Boulevard I had not been received. The distributions were received subsequent to December 31, 1999.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 2 Reconciliation Between Net Loss and Partners' Capital (Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes

A reconciliation of the Partnership's loss for financial reporting purposes and the Partnership's loss for income tax reporting purposes follows:

                                          For the Year Ended
                                              December 31,
                              1999                1998              1997
Net income (loss) for
 financial reporting
 purposes                  $ 101,888         $  (236,464)        $3,875,599

Amortization of initial
 or rent-up fees and
 other costs of
 acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income tax
 reporting purposes.          16,863              16,863             16,863

Equity in income (losses)
 reported by Local
 Limited Partnerships
 for income tax
 reporting purposes
 in excess of income
 (losses) for financial
 reporting purposes         6,500,805             228,191        (4,562,763)

Accrual and other
 adjustments for
 financial reporting
 purposes                     129,359             146,829         1,249,090

Net income as
 reported on the
 federal income
 tax return                $6,748,915           $ 155,419        $  578,789

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                           For the Year Ended
                                              December 31,
                                  1999            1998             1997
Partners' capital
 (deficit) for financial
 reporting purposes           $2,688,363       $2,586,475        $2,822,939

Unamortized portion
 of initial and rent-up
 fees and other costs
 of acquisition capitalized
 for financial reporting
 purposes and previously
 deducted for income
 tax reporting purposes       (1,138,450)      (1,121,587)       (1,104,724)

Commissions and
 offering expenses
 capitalized for income
 tax reporting purposes
 and charged to capital
 for financial reporting
 purposes                      1,237,673        1,237,673         1,237,673

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 2 - Reconciliation Between Net Income (Loss) and Partners' Capital (Deficit) of the Partnership for Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

                                                For the Year Ended
                                                   December 31,
                                       1999           1998          1997
Equity in cumulative
 losses of Local Limited
 Partnerships for income
 tax reporting purposes
 in excess of losses for
 financial reporting purposes     $(24,161,709)  $(30,662,514)  $(30,890,705)

Accrual and other
 adjustments for
 financial reporting
 purposes                            2,713,088      2,550,003      2,357,741

Partners' capital
 (deficit) as reported
 on the federal
 income tax return                $(18,661,035)  $(25,409,950)  $(25,577,076)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $136,548. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) This fee was not payable during the first six years unless annual tax deductions plus cash distributions aggregated $550 per unit. The required level of tax deductions was not achieved in these years and, accordingly, the fee was not paid for those years. However, fees of $350,000 have been recorded as a liability to the General Partner. Manage-ment fees payable to the General Partner for subsequent years have been accrued if cash flow was not sufficient to pay the fee in the year incurred. At December 31, 1999, management fees of $1,208,167 have been recorded as a liability to the General Partner. Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Continued

long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The General Partner of the Partnership is a corporation in which Paul H. Pfleger owns 100 percent interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger owns 100 percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 1999, 1998 or 1997. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During 1997, PSI was removed as General Partner of 808 Investments Limited Partnership and converted to a Limited Partner.

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                                Equity In
                            Capital              Income
                         Contributions          (Losses)        Subtotal
December 31, 1999:
 Community Cir.,Ltd       $  350,369         $   (469,283)    $   (118,914)
 Crowninshield Apts          682,687           (3,564,144)      (2,881,457)
 Holly Street                261,000           (1,277,057)      (1,016,057)
 King Drive Apts             300,640           (3,143,088)      (2,842,448)
 808 Investments L.P.      2,548,960            1,257,703        3,806,663
 Met Paca I Assoc            159,341             (480,271)        (320,930)
 Morrisania II               882,740           (3,684,231)      (2,801,491)
 Southern Blvd. I            180,235             (645,163)        (464,928)

                          $5,365,972         $(12,005,534)    $ (6,639,562)

                        Losses Not                  Costs of
                         Recorded                  Aquisition
                         (Note 1)     Advances      (Note 1)       Total
December 31, 1999:

Community Cir.,Ltd    $    33,832    $    -0-     $    85,082   $      -0-
Crowninshield Apts      2,725,025         -0-         156,432          -0-
Holly Street              975,387         -0-          40,670          -0-
King Drive Apts         2,674,654         -0-         167,794          -0-
808 Investments L.P.          -0-         -0-         202,351    4,009,014
Met Paca I Assoc          297,635         -0-          23,295          -0-
Morrisania II           2,702,904         -0-          98,587          -0-
Southern Blvd. I          420,079         -0-          44,849          -0-
                      $ 9,829,516    $    -0-      $  819,060   $4,009,014

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

                          Losses Not                 Costs of
                           Recorded                 Acquisition
                           (Note 1)     Advances     (Note 1)      Total
December 31, 1998:

 Community Cir.,Ltd     $   181,208    $ 59,842   $    85,082   $      -0-
 Crowninshield Apts       2,860,487         -0-       156,432          -0-
 Holly Street             1,027,676         -0-        40,670          -0-
 King Drive Apts          2,692,363         -0-       167,794          -0-
 808 Investments L.P.           -0-         -0-       219,214    4,192,881
 Met Paca I Assoc           380,113         -0-        23,295          -0-
 Morrisania II            2,531,328         -0-        98,587          -0-
 Southern Blvd. I           395,233         -0-        44,849          -0-

                        $10,068,408    $ 59,842    $  835,923   $4,192,881

A reconciliation to combined statement of partners' deficits follows:

                                         1999                     1998
Urban Improvement Fund
 Limited - 1973-II capital
 contributions less equity in
 losses                              $(6,639,562)              $(6,771,292)

Flexible subsidy contributed
 by HUD during 1981 and
 1982 allocated to
partners' capital                        123,135                   123,135

Urban Improvement Fund
 Limited - 1973-II's share of
 combined equity of Local
 Limited Partnerships per
 the accompanying statement          $(6,516,427)              $(6,648,157)

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 1999 and 1998, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

<CAPTION.
Assets
                                              December 31,
                                      1999                      1998

Cash                            $    603,344               $    604,533
Cash in escrow and
 other restricted funds            2,824,889                  2,353,169
Accounts receivable                  376,088                    242,371
Prepaid expenses                     347,870                    348,691
Other assets, net of
 accumulated amortization            464,326                    673,588
                                   4,616,517                  4,222,352
Property on the basis of cost:
 Land                              4,771,773                  4,771,773
 Buildings, improvements
  and equipment                   49,881,141                 49,286,355
                                  54,652,914                 54,058,128
  Less accumulated
   depreciation                  (27,501,291)               (26,022,869)
                                  27,151,623                 28,035,259

                                $ 31,768,140               $ 32,257,611

Liabilities and Partners' Capital (Deficit)

                                               December 31,
                                    1999                    1998

Mortgage notes payable          $ 35,852,593            $ 36,644,624
Accounts payable and
 accrued expenses                  1,790,888               1,560,931
Notes payable                         52,511                  51,782
Advances from Urban
 Improvement Fund Ltd. -
 1973-II                                 -0-                  59,842
Advances from and payables
 to affiliates                       387,707                 387,707
Payable to current and
 former general partners              56,688                  58,901
Tenants' security and
 other deposits                      413,185                 413,467

                                  38,553,572              39,177,254
Partners' capital (deficit) per
 accompanying statements          (6,785,432)             (6,919,643)

                                $ 31,768,140            $ 32,257,611

URBAN IMPROVEMENT FUND` LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED PARTNERSHIPS

                                           For the Year Ended
                                              December 31,
                               1999               1998               1997
Revenue:
 Net rental income         $11,340,189       $11,183,697         $ 8,762,920
 Financial                     309,968           395,314             454,541
 Other                         220,864           250,109             488,109
                            11,871,021        11,829,120           9,705,570
Expenses:
 Administrative              2,174,183         2,081,847           1,754,896
 Utilities                   1,593,863         1,672,837           1,701,348
 Operating                   2,592,631         2,623,630           2,419,275
 Taxes and insurance         1,656,238         1,689,778           1,444,405
  Total Operating Expenses   8,016,915         8,068,092           7,319,924

Net Operating Income         3,854,106         3,761,028           2,385,646

Financial expenses           1,865,185         2,092,645           1,342,989

Income before depreciation,
 amortization and other
 expenses and gain on
 sale of property            1,988,921         1,668,383           1,042,657

Depreciation and
 amortization
 expense                     1,520,780         1,524,600           1,104,799
Other expenses                     765            45,188             141,360
                             1,521,545         1,569,788           1,246,159

Net income (loss)
 before gain on
 sale of property              467,376            98,595            (203,502)

Gain on sale of property           -0-               -0-          13,801,536

Net income (loss)          $   467,376       $    98,595         $13,598,034

Amortization of capitalized interest amounted to $32,716 in 1999, 1998 and 1997.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                          Urban
                       Improvement     Other
                      Fund Limited    Limited       General
                         1973-II      Partners      Partners        Total
Partners' capital
 (deficit) at
 January 1, 1997    $(19,973,234)   $ (505,240)    $(588,548)   $(21,067,022)

Contributions - 1997   1,581,837           -0-           -0-       1,581,837

Net income
 (loss) - 1997        11,974,817     1,310,763       312,454      13,598,034

Distributions            (79,570)     (784,089)       (4,189)       (867,848)

Partners' capital
 (deficit) at
 December 31, 1997    (6,496,150)       21,434      (280,283)     (6,754,999)

Net income
(loss) - 1998             96,968         2,384          (757)         98,595

Distributions           (248,975)          -0-       (14,264)       (263,239)

Partners' capital
 (deficit) at
 December 31, 1998    (6,648,157)       23,818       (295,304)    (6,919,643)

Net income
 (loss) - 1999           446,872        (4,662)        25,166        467,376

Distributions           (315,142)         (397)       (17,626)      (333,165)

Partners' capital
 (deficit) at
 December 31, 1999  $ (6,516,427)   $   18,759      $(287,764)  $ (6,785,432)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

COMBINED STATEMENTS OF CASH FLOWS OF
 LOCAL LIMITED PARTNERSHIPS

Note 4 Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

                                                   December 31,
                                       1999             1998         1997
CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net income                      $    467,376    $     98,595   $ 13,598,034
  Adjustments to reconcile
  net loss to net cash provided
  (used) by operating activities:
  Gain on sale of property                 -0-             -0-    (13,801,536)
  Depreciation                       1,478,422       1,524,600      1,104,799
  Increase (decrease)
 in receivables, escrows,
 restricted deposits, prepaid
 expenses and other assets            (395,354)       (212,407)       739,057
 Increase (decrease) in
 accounts payable,
 accrued expenses
 and tenant security
 deposit liability                     229,675         400,376     (2,488,061)
 Total adjustments                   1,312,743       1,712,569    (14,445,741)
 Net cash provided
 (used) by operating
 activities                          1,780,119       1,811,164       (847,707)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures                 (594,786)       (808,263)   (23,789,949)
 Proceeds from sale
 of capital assets                         -0-             -0-     19,657,458
 Net cash used by
 investing activities                 (594,786)       (808,263)    (4,132,491)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Capital contributions received            -0-             -0-      1,581,837
 Mortgage proceeds                         -0-             -0-     19,300,000
 Proceeds from note payable                729          16,993            -0-
 Mortgage principal payments          (792,031)       (631,412)   (14,019,335)
 Distributions paid                   (333,165)       (263,239)      (867,847)
 Net advances from
 (to) affiliates                       (62,055)        (29,894)     (885,753)
 Net cash provided
 (used) by
 financing activities               (1,186,522)       (907,552)    5,108,902

INCREASE (DECREASE)
 IN CAS                                 (1,189)         95,349       128,704

CASH BALANCE AT
 BEGINNING OF YEAR                     604,533         509,184       380,480

CASH BALANCE
 AT END OF YEAR                    $   603,344     $   604,533   $   509,184

SUPPLEMENTAL INFORMATION
 REGARDING INTEREST PAYMENTS
 IS AS FOLLOWS:
 Interest paid                     $ 1,915,902     $ 1,899,953   $    687,099

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 4 Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net loss for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                                   December 31,
                                     1999             1998          1997
Combined net income
 (loss) for financial
 reporting purposes             $   467,376      $    98,595     $13,598,036

Excess depreciation
 for financial reporting
 purposes over depreciation
 for income tax reporting
 purposes                           838,690          116,804         498,526

Accrual adjustments
 for financial
 reporting purposes                     -0-           77,445        (167,034)

Other - 1031 tax-
free exchange                           -0-              -0-     (13,017,447)

Combined net income
 as reported on the
 federal income tax
 returns                        $ 1,306,066      $   292,844    $    912,081

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                1999             1998              1997
Combined partners'
 capital (deficit)
 for financial
 reporting purposes       $ (6,785,432)      $ (6,919,643)      $(6,754,999)

Carrying costs
 during construction
 capitalized for
financial report-
 ing purposes,
 excess of deprecia-
 tion for income tax
 reporting pur-
 poses and
accrual adjustments
 for financial reporting
 purposes                   (13,335,922)      (14,133,482)     (14,746,825)

Combined partners'
 capital (deficit)
 as reported on the
 federal income
 tax returns               $(20,121,354)     $(21,053,125)    $(21,501,824)

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

  Mortgage Notes Payable

The Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA) totaling $16,972,480 at December 31, 1999 ($11,339,593 by HUD and $5,632,887 by MHFA) and $17,492,431 at
December 31, 1998 ($11,711,272 by HUD and $5,781,159 by MHFA). The mortgage notes payable by 808 Investment Limited Partnership at December 31, 1999 totaling $18,880,113 are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approxi-mately seven percent to ten percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $250,000 over periods of forty years. HUD will make interest assistance payments to seven Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments to those required for mortgages carrying a one percent interest rate.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

     Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                       Year Ended
                      December 31,                            Amount

                          2000                          $     766,229
                          2001                                828,307
                          2002                                890,840
                          2003                                957,842
                          2004                              1,026,855
                          Beyond                           31,382,520

                                                          $35,852,593

   National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies.
As of December 31, 1999, approximately $1,380,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

The Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 1999, 1998 and 1997, the Local Limited Partnerships received approximately $1,967,000, $2,257,000, and $3,275,000, respectively, in Section 8 and rent supplement funds.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

  Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees of approximately five percent to seven percent of the gross revenues of the respective projects. The management agents are affiliated with or are the general partners of the Local Limited Partnerships.

  Investment in Mott Haven VII and Mott Haven VIII

Mott Haven VII and Mott Haven VIII experienced cash flow deficits from oper-ations resulting in default of the mortgage notes to HUD. HUD, the owners and the General Partner believed that it was in the best interests of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The General Partner transferred the property to HUD during 1997.
For financial reporting purposes, the Partnership has recorded the disposition of its investment in Mott Haven VII and Mott Haven VIII during November 1996. During 1999, HUD foreclosed on the property. For income tax purposes, the gain on foreclosure was recorded in 1999.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 5 - Selected Quarterly Financial Data

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations.

                         First      Second      Third     Fourth
      1999              Quarter     Quarter    Quarter    Quarter     Total
Loss before equity
 in income (loss)
 of local limited
 partnerships         $ (26,670)  $ (28,193)  $(26,273)  $(36,823)  $(117,959)

Equity in income
 (loss) of local
 limited
 partnerships           (48,550)    (48,550)    19,146    285,934    207,980

Net income (loss)     $ (75,220)  $ (76,743)  $ (7,127) $ 249,111  $  90,021

Income (loss)
 per LP unit          $      (6)  $      (6)  $     (1) $      21  $       8

                        First      Second      Third    Fourth
     1998              Quarter     Quarter    Quarter   Quarter      Total
Loss before
 equity in
 income of
 local limited
 partnerships         $ (20,578)  $ (21,292) $(24,948)  $(48,192)  $(115,010)

Equity in loss
 of local limited
 partnerships           (50,000)    (17,893)  (50,000)   (3,651)   (121,454)

Net loss              $ (70,578)  $ (39,185) $(74,948) $(51,753)  $(236,464)

Loss per LP unit      $      (6)  $      (3) $     (6) $     (5)  $     (20)


Note 6 - Investment in Met Paca I Associates

Met Paca II Associates has a severe working capital deficiency primarily resulting from the loss of its real estate tax abatement. Although the Part-nership is attempting to obtain additional real estate tax abatements, there is no assurance that the Partnership will be successful. This raises substan-tial doubt about the Partnership's ability to continue as a going concern.
The financial statements do not include any adjustments that might be necessary if the Partnership is unable to continue as a going concern.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

SCHEDULE IV

INDEBTEDNESS OF RELATED PARTIES

                                              December 31,
                                      1999                  1998
                           1999      Change       1998     Change      1997

Advances to local
 limited
 partnerships: (A)

 Community Circle, Ltd.   $   -0-   $(59,842)   $ 59,842  $(32,107) $ 91,949

(A) All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership because the investment in these part-nerships have been reduced to zero under the equity method of accounting.

                                            December 31,
                                   1999                    1998
                      1999        Change      1998        Change      1997
Indebtedness to
 General
 Partner:

 Management fee
 payable to
 General
 Partner           $1,208,167   $  70,000   $1,138,167   $  70,000  $1,068,167

 Advance from
 General
 Partner           $  194,506   $(312,582)  $  507,088   $(225,835) $ 732,923

December 31, 1999

                                                               Outstanding
                     Description                                 Mortgage
Partnership/Location             No. of Units                    Balance

Community Circle, Ltd.
  Cleveland, OH                 160 apartments                 $ 2,136,241
Crowninshield Apartments
  Associates, Peabody, MA       284 apartments                   4,468,218
Holly Street Associates
  Lawrence and Matheun, MA       71 apartments                   1,164,669
King Drive Apartments
  Assoc., Chicago, IL           315 apartments                   4,187,489
Met-Paca I Associates
  New York, New York             37 apartments                     654,451
Morrisania II Associates
  New York, New York            161 apartments                   3,153,021
Southern Boulevard
  Partners, Bronx, NY            72 apartments                   1,208,391
808 Investments Limited
  Partnership:
   Sedgefield                   124 apartments                   3,534,849
   Summit                       128 apartments                   5,817,310
   Windsor                      399 apartments                   9,527,954
                                                               $35,852,593

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