Form 10-Q
period 2000-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-03-27
CIK 102342

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10 Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

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
                        (A Limited Partnership)


                                ASSETS

                                        March 31,         December 31,
                                          2000                1999

Cash                                 $    33,948          $    30,204

Receivable from affiliate                    -0-                  930

Distributions receivable                     -0-               40,271

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                         3,913,898           4,009,014

  Total Assets                       $ 3,947,846         $ 4,080,419

                  LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                     $     5,000         $     1,250

Management fee payable                 1,225,667           1,208,167

Due to affiliates                         81,106             194,506
                                       1,311,773           1,403,923

Partners' (Deficit)
 General Partner - 100
 Partnership units
 authorized, issued
 and outstanding                       (344,695)            (342,674)

Limited Partners -
 11,335 partnership
 units authorized,
 issued and outstanding               2,980,768            3,019,170
                                      2,636,073            2,676,496
Total Liabilities and
 Partners' (Deficit)                $ 3,947,846          $ 4,080,419

Unaudited.  See accompanying notes.

                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                       (A Limited Partnership)

                                           March 31,     December 31,
                                             2000           1999
General Partner Interest - 100
 Partnership units issued
 and outstanding                        $     95,000   $     95,000

Limited Partners' Interest -
 11,335 Partnership units
 issued and outstanding                   11,335,000     11,335,000

 Total                                    11,430,000     11,430,000

Offering Expenses                         (1,237,673)    (1,237,673)

Accumulated loss through
 December 31, 1999                        (7,515,831)    (7,515,831)

Loss for three-month
 period ended
 March 31, 2000                              (40,423)           -0-
                                          (8,793,927)    (8,753,504)

Partners' (Deficit)
 at End of Period                       $  2,636,073   $  2,676,496
<?TABLE>



Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)


                                          For the Three-Month
                                              Period Ended
                                                March 31,
                                        2000                 1999

Revenues                            $      485           $     297

Cost and expenses:

 Professional fees                       5,000               5,000

 Management fee                         17,500              17,500

 Amortization expense                    4,216               4,216

 Other                                     -0-                 251
                                        26,716              26,967

Loss before equity
 in loss of Local
 Limited Partnerships                  (26,231)            (26,670)

Equity in loss of
 Local Limited
 Partnership                           (14,192)            (48,550)

Net loss                            $  (40,423)          $ (75,220)

Allocation of net loss:

Net loss allocated
 to General Partner                 $   (2,021)          $  (3,761)

Net loss allocated
 to Limited Partners                   (38,402)            (71,459)

                                    $  (40,423)          $ (75,220)
Net loss allocated
 to Limited Partners
 per Limited Partner-
 ship Unit (11,335 units
 outstanding at March 31,
 2000 and 1999)                     $       (3)          $      (6)


Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                                            For the Three-Month
                                                Period Ended
                                                  March 31,
                                           2000               1999


CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                               $ (40,423)         $ (75,220)
Adjustments to reconcile
 net loss to net cash
 used by operating
 activities:
 Amortization                               4,216              4,216
Equity in net loss
 (gain) of local limited
 partnership                               14,192             48,550
Decrease in due from
 affiliates and distri-
 butions receivable                        41,201                -0-
Increase in accounts
 payable and accrued
 management fees                           21,250              9,368
Total adjustments                          80,859             62,134
Net cash provided by
 operating activities                      40,436            (13,086)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Advance to local limited
 partnership                              (36,692)              -0-
Net cash provided by
 investing activities                     (36,692)              -0-

NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS                                3,744           (13,086)

CASH BALANCE AT
 BEGINNING OF PERIOD                       30,204            47,049

CASH BALANCE AT END OF PERIOD            $ 33,948          $ 33,963
<?TABLE>


Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          March 31, 2000

             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                     (A Limited Partnership)

Note 1 - Organization - Urban Improvement Fund Limited - 1973-II (the Partner-ship) was formed under the California Uniform Limited Partnership Act on July
1, 1973, for the principal purpose of investing in other limited partnerships
(Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited - 1973-II prospectus, dated October 24,
1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is dis-continued when the investment is reduced to zero.

Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the period received. Additional advances to Local
Limited Partnership, after an investment is reduced to zero, are recognized as losses in the period paid.

The unaudited interim financial statements furnished in this report reflect all adjustments which are, in the opinion of management, necessary to a fair state-ment of the results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Management fees payable totaling $875,667 for subsequent years have been accrued to the General Partner because cash flow was not sufficient to pay the fees. The Partnership will also pay the General Partner a liquidation fee for the sale of projects.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2000, the Partnership has investments in eight active real estate Limited Partner-ships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

    The investments in Local Limited Partnerships are comprised of:

                                March 31, 2000     December 31, 1999

Capital contributions            $ 6,831,192         $ 6,831,192

Distributions                     (1,578,618)         (1,465,218)

Equity in losses                  (2,190,212)         (2,176,020)

Advances                               36,692                -0-

Unamortized costs of
 acquisitions                         814,844            819,060

                                  $ 3,913,898        $ 4,009,014

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

The Partnership recorded management fee expense of $17,500 for the three-month period ended March 31, 2000 and 1999. The components of the Partner-ship's equity in net loss of the Local Limited Partnerships for March 31, 2000 and 1999, is summarized as follows:

                                               For the Three-Month
                                                  Period Ended
                                                    March 31,
                                              2000                1999
Advance to Partnership with
 zero investment:
   Community Circle                        $ (36,692)           $     -0-

Income (loss) from investments
 with non-zero investment:
  808 Investments L.P.                        22,500              (48,550)

                                           $ (14,192)           $ (48,550)

                      PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending March 31, 2000.

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



                                  URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                              (Registrant)
                                By:  Interfinancial Real Estate Management
                                     Company, General Partner


Date: August 14, 2000                     Michael Fulbright
                                             (Signature)

                                By:  Michael Fulbright, Secretary





Date: August 14, 2000                      John M. Orehek
                                             (Signature)

                                By: John M. Orehek, Senior Vice President