Form 10-Q
period 2000-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-03-27
CIK 102342

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

                            FORM 10 Q

[XX] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  YesX   No.

                    PART I - FINANCIAL INFORMATION

                     Item 1 - Financial Statements

                            BALANCE SHEETS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                                ASSETS

                                         June 30,          December 31,
                                           2000               1999

Cash                                  $     1,914         $    30,204

Receivable from affiliate                     -0-                 930

Distribution receivable                       -0-              40,271

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                          3,932,182           4,009,014

  Total Assets                        $ 3,934,096         $ 4,080,419


                  LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                      $    10,000         $     1,250

Management fee payable                  1,243,167           1,208,167

Due to affiliates                          63,606             194,506
                                        1,316,773           1,403,923

Partners' (Deficit):
 General Partner - 100
 Partnership units
 authorized, issued
 and outstanding                         (345,632)          (342,674)

Limited Partners -
 11,335 partnership
 units authorized,
 issued and outstanding                 2,962,955          3,019,170
                                        2,617,323          2,676,496

Total Liabilities and
 Partners' (Deficit)                  $ 3,934,096        $ 4,080,419

Unaudited.  See accompanying notes.

                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)


                                                    June 30,     December 31,
                                                      2000           1999
General Partner Interest -
 100 Partnership units
 issued and outstanding                        $     95,000   $     95,000

Limited Partners' Interest -
 11,335 Partnership units
 issued and outstanding                          11,335,000     11,335,000

 Total                                           11,430,000     11,430,000

Offering Expenses                                (1,237,673)    (1,237,673)

Accumulated loss through
 December 31, 1999                               (7,515,831)    (7,515,831)

Loss for six-month
 period ended
 June 30, 2000                                     (59,173)           -0-
                                                (8,812,677)    (8,753,504)

Partners' (Deficit)
 at End of Period                             $  2,617,323   $  2,676,496


Unaudited.  See accompanying notes.

                         STATEMENTS OF INCOME

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

                            For the Three-Month           For the Six-Month
                               Period Ended                  Period Ended
                                 June 30,                      June 30,
                            2000           1999           2000          1999

Revenues                 $     289     $     203     $     775      $     500

Cost and expenses:
 Professional fees           5,000         5,000        10,000         10,000

 Management fee             17,500        17,500        35,000         35,000

 Amortization expense        4,216         4,216         8,432          8,432

 Other                      14,823         1,680        14,824          1,931

                            41,539        28,396        68,256         55,363

Loss before equity
 in loss of Local
 Limited Partnerships      (41,250)      (28,193)      (67,481)       (54,863)

Equity in loss of
 Local Limited
 Partnership                22,500       (48,550)        8,308        (97,100)

Net loss                 $ (18,750)    $ (76,743)    $ (59,173)    $ (151,963)

Allocation of net loss:

Net loss allocated
 to General Partner      $    (937)    $  (3,837)    $  (2,958)    $   (7,598)

Net loss allocated
 to Limited Partners       (17,813)      (72,906)      (56,215)      (144,365)

                         $ (18,750)    $ (76,743)    $ (59,173)    $ (151,963)

Net loss allocated
 to Limited Partners
 per Limited Partner-
 ship Unit (11,335
 units outstanding
 at June 30,
 2000 and 1999)          $      (2)    $      (7)    $      (5)    $     (13)

Unaudited.  See accompanying notes.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)

<
S>
                            For the Three-Month           For the Six-Month
                               Period Ended                  Period Ended
                                 June 30,                      June 30,
                            2000           1999           2000          1999
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                $(18,750)    $ (76,743)     $(59,173)      $(151,963)
Adjustments to
 reconcile net
 loss to net cash
 used by operating
 activities:
Amortization                4,216        4,216          8,432          8,432
Equity in net
 loss of local
 limited partnership      (22,500)      48,550         (8,308)        97,100
Decrease in due from
 affiliates and distri-
 butions receivable           -0-          -0-         41,201            -0-
Increase in accounts
 payable and accrued
 management fees            5,000         5,000        26,250         14,368
 Total adjustments        (13,284)       57,766        67,575        119,900
Net cash provided by
 operating activities     (32,034)      (18,977)        8,402        (32,063)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Advance to local
 limited partnership          -0-           -0-       (36,692)           -0-
Net cash provided by
 Investing activities         -0-           -0-       (36,692)           -0-

NET DECREASE IN CASH
 AND CASH EQUIVALENTS     (32,034)      (18,977)      (28,290)       (32,063)

CASH BALANCE AT
 BEGINNING OF
 PERIOD                    33,948        33,963        30,204         47,049

CASH BALANCE AT
 END OF PERIOD          $   1,914     $  14,986    $    1,914      $  14,986



Unaudited.  See accompanying notes.

             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                          June 30, 2000

             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                     (A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited - 1973-II (the Partner-ship) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,335 units of limited partnership inter-est pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership inter-est to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited - 1973-II prospectus, dated October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - Initial rent-up fees paid by the Partnership to the General Partner, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discon-tinued when the investment is reduced to zero.

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

The General Partner of the partnership is a corporation in which Paul H. Pfleger has a majority interest. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger is a majority shareholder, has con-tracted with the General Partner and the Partnership to provide certain management and other services in any projects in which the Partnership has an interest. In addition, as shown in the following table, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments:

                                                       Date PSI Became
               Local Limited Partnerships              General Partner
                    Community Circle                         1975
                    808 Memorial Drive                       1978

During 1997, 808 Memorial Drive changed the name of the partnership to 808 Investments L.P. In addition, PSI was removed as general partner and con-verted to a limited partner.

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2000 and 1999, the Partnership has investments in ten active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partner-ship is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                                June 30, 2000      December 31, 1999

Capital contributions            $ 6,831,192          $ 6,831,192

Distributions                     (1,578,618)          (1,465,218)

Equity in losses                  (2,167,712)          (2,176,020)

Advances                              36,692                  -0-

Unamortized costs
 of acquisitions                     810,628              819,060

                                 $ 3,932,182          $ 4,009,014

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

The Partnership recorded management fee expense of $35,000 for the six-month period ended June 30, 2000 and 1999.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for June 30, 2000 and 1999, is summarized as follows:

                            For the Three-Month           For the Six-Month
                                Period Ended                 Period Ended
                                   June 30,                     June 30,
                            1999          2000            2000         1999

Advance to Partnership
 with zero investment:

  Community Circle       $      -0-     $    -0-      $ (36,692)    $     -0-

Income (loss) from
 investments with
 non-zero investment:
  808 Investments L.P.       22,500       (48,550)       45,000       (97,100)

                          $  22,500     $ (48,550)    $   8,308     $ (97,100)

                        PART II - OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8 K

    a)  None

    b) The registrant has not filed a report on Form 8 K during the quarter ending June 30, 2000.

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