Form 10-K
period 2000-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-05-04
CIK 102342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-7771

URBAN IMPROVEMENT FUND LIMITED -- 1973-II

(Exact name of registrant as specified in its charter)

California 95-6448384

State or other jurisdiction of (I.R.S. Employer

incorporation or organization Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington 981013076

(Address of principal executive offices) (ZIP code)

Registrant's telephone number, including area code: (206) 622-9900

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2000: No established market value.

PART I

Item 1. Business

(a) General Development of Business -- Urban Improvement Fund Limited -- 1973-II, a California limited partnership (the "Registrant"), was formed in 1973 for the purpose of investing, through Local Limited Partnerships (LLP's), in federally and state-assisted low and moderate income housing projects. The Partnership will terminate on December 31, 2014. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources. The Registrant acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). Two of these properties, Mott Haven Apartment VII and Mott Haven Apartments VIII were assigned to HUD in 1997 and sold through a trustee's sale (foreclosure) in 1999. One of the Partnerships, 808 Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997. 808 Investments Limited Partnership and the remaining seven (7) partnerships are described in Item 2 hereof.

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

(b) Financial Information about Industry Segment -- The Registrant is engaged in only one line of business.

(c) Narrative Description of Business -- The real estate business is highly competitive. The Registrant competes with numerous established apartment owners and real estate developers of low income housing having greater financial resources. There are additional risks of new construction of low income housing occurring in an area where the Registrant has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation.

(d) Financial information about foreign and domestic operations and export sales -- The Registrant's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federal, state and local government-assisted housing is subject to significant regulation. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold and persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation. See financial information in Item 6, Selected Financial Data, in this report.

Item 2. Partnerships

The registrant owns equity interest as a limited partner in the following partnerships as of December 31, 2000:

COMMUNITY CIRCLE - The Partnership owns a 160-unit project located in Cleveland, Ohio, consisting of seven frame and brick two-story buildings and one masonry and pre-cast concrete ten-story building. The project was new construction financed under Section 236 of the National Housing Act. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

CROWNINSHIELD APARTMENTS - The Partnership owns a 284 unit project rehabilitated under the auspices of the Massachusetts Housing Finance Agency with subsidy under Section 236 of the National Housing Act. The project is located in Peabody, Massachusetts.

The property was financed by a mortgage issued by the Massachusetts Housing Finance Agency. The mortgage included regulatory agreements which set rental rates, limits distributions and requires monthly deposits to reserve for replacements. The mortgage also has interest subsidy from HUD which reduces the interest rate to approximately two and one-half percent.

HOLLY STREET - The Partnership owns a 71 unit project located in the cities of Methuen and Lawrence, Massachusetts, consisting of eleven two-, three- and four-story buildings of frame and brick construction. The project was rehabilitated pursuant to authority granted by the Massachusetts Housing Finance Agency, with subsidy under Section 236 of the National Housing Act.

The property was financed by a mortgage issued by the Massachusetts Housing Finance Agency. The mortgage included regulatory agreements which set rental rates, limits distributions and requires monthly deposits to reserve for replacements. The mortgage also has interest subsidy from HUD which reduces the interest rate to approximately one percent.

KING DRIVE APARTMENTS - The Partnership owns a 315 unit project located in Chicago, Illinois. It is a 22-story building of concrete construction. The building contains space for two commercial shops. The project was constructed under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

MET-PACA I - The Partnership owns a 37 unit project with four buildings rehabilitated under Section 236 of the National Housing Act. This project is located in New York City, New York. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

MORRISANIA II ASSOCIATES - The Partnership owns a 161 unit project located at 1104-1148 Clay Avenue, Bronx, New York, consisting of twelve five-story buildings of brick construction. The development was rehabilitated under Section 236 of the National Housing Act. The mortgage is insured by HUD under Section 236 of the National Housing Act. The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

SOUTHERN BOULEVARD REHAB PHASE I - The Partnership owns a 73 unit project located in the Bronx, New York, consisting of two six-story, wood joist and brick exterior buildings. The project was rehabilitated under Section 236 of the National Housing Act. The mortgage is insured by HUD under Section 236 of the National Housing Act.

The mortgage also has interest subsidies which reduces the interest rate to approximately one percent. The partnership also entered into a regulatory agreement which sets rental rates, limits distributions, and requires monthly deposits to reserves for replacements.

808 INVESTMENTS LIMITED PARTNERSHIP The Partnership owned a 301 unit project located in Cambridge, Massachusetts, consisting of two buildings of steel and brick construction and a five-level parking structure. The buildings are eleven and twenty stories and they are centrally air-conditioned. The project has two small landscaped plazas. The project was constructed under the auspices of the Massachusetts Housing Finance Agency.

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

The seven local limited partnerships which have regulatory agreements with HUD or MHFA own apartment complexes which are not materially impacted by changes in the competitive conditions in the areas where the properties are located. Although the apartment complexes must compete with other apartment complexes for tenants, the government subsidized interest and rent payments make it possible for tenants to rent the apartment units at below market rates.

The operations of the apartments are subject to the administrative directives, rules and regulations of federal, state and local agencies. Such directives, rules and regulations are subject to change by an act of Congress or administrative change mandated by HUD or MFHA. Such changes may occur with little notice or inadequate funding to pay for the related cost to comply with the change. In addition, HUD or MFHA set the rental rates that the apartments may charge tenants. There is no guarantee that rental rates will keep up with increases in expenses from year to year.

The remaining local limited partnership, 808 Investments Limited Partnership, owns three conventional apartment complexes, each of which must compete with other apartment complexes in their local areas. A brief description follows of the competitive conditions in the areas where these properties are located:

Sedgefield Square

Sedgefield Square is located in the desirable Sedgefield area of Greensboro, North Carolina. The area is stable. Multi-family properties have mid-ninety percent occupancy levels. The market has recently absorbed 270 new non-subsidized apartment units. Once the new construction units were absorbed, Sedgefield Square has been able to sustain a higher than average occupancy.

The Summit Apartments

The Summit Apartments is located within Escondido, California, approximately 45 minutes from downtown San Diego. Housing demand remains strong and is evidenced by above average occupancy within the sub-market. The rental rates at The Summit have increased over five percent since January 2001. There are currently no multi-family housing developments under construction within the area.

Windsor Station

Windsor Station Apartments are located in the east Dallas metropolitan area. The sub-market is blue collar, primarily minority households. There has not been any new multi-family housing construction during the last five years and none is anticipated in the near future. Windsor Station's rents are 5 cents per square foot higher than the surrounding market at this time. With a static market, there are no rental increases planned in 2001.

There are no proposed plans for major renovations, improvements or developments at December 31, 2000 for any of the Local Limited Partnerships.

Incentive Management Fees

In three of the Local Limited Partnerships, the registrant has entered into an agreement with the local General Partner to provide an incentive management fee to the local General Partner. The payment is deducted from the registrant's cash distribution and recorded as an expense on the registrant's financial statements. The expense recorded was $11,867 in 1999, $8,724 in 1998 and $22,349 in 1997. No expense was recorded in 1996 and 2000.

Details of the agreements are as follows:

Crowninshield Apartments - The local General Partner receives, as an incentive management fee, the following percentage of Urban '73-II cash distributions:

Amount Percentage

Up to $10,000 Zero

$10,001-$15,000 15%

$15,001-$25,000 25%

Over $25,000 35%

King Drive - The local General Partner receives, as an incentive management fee, the following percentage of Urban '73-II cash distributions:

Amount Percentage

Up to $15,444 Zero

Over $15,444 50%

Southern Boulevard I - The local General Partner receives, as an incentive management fee, the following percentage of Urban '73-II cash distributions:

Amount Percentage

Up to $20,111 37%

Over $20,111 50%

Occupancy Rates

Partnership 2000 1999 1998 1997 1996

Community Circle 98% 98% 98% 98% 99%

Crowninshield Apartments 99% 99% 99% 99% 99%

Holly Street 100% 100% 98% 98% 93%

King Drive 94% 94% 96% 96% 99%

Met Paca Section 1 99% 98% 100% 100% 98%

Morrisania II 99% 100% 96% 96% 94%

Southern Boulevard 99% 99% 100% 100% 100%

808 Investment LP:

Sedgefield Square 95% 93% 88% N/A N/A

The Summit' 90% 93% 96% N/A N/A

Windsor Station 95% 94% 93% N/A N/A

Average Annual Rental Per Unit

Partnership 2000 1999 1998 1997 1996

Community Circle $ 6,821 $ 6,495 $ 6,884 $ 6,470 $ 6,424

Crowninshield Apartments $ 7,178 $ 6,737 $ 6,827 $ 6,737 $ 6,588

Holly Street $ 6,026 $ 6,226 $ 5,935 $ 5,995 $ 5,440

King Drive $ 5,074 $ 4,867 $ 4,702 $ 4,259 $ 5,044

Met Paca Section 1 $10,629 $10,450 $10,349 $ 10,799 $ 8,943

Average Annual Rental Per Unit - Continued

Partnership 2000 1999 1998 1997 1996

Morrisania II $ 7,983 $ 7,554 $ 7,344 $ 7,471 $ 7,364

Southern Boulevard $ 9,762 $ 9,751 $ 9,836 $10,136 $ 9,718

808 Investment LP:

Sedgefield Square $ 6,627 $ 6,336 $ 6,006 N/A N/A

The Summit $ 5,827 $ 5,615 $ 5,489 N/A N/A

Windsor Station $ 8,843 $ 6,700 $ 6,445 N/A N/A

Realty Tax Information

Partnership Assessed Value Property Tax

Community Circle $ 751,000 $146,000

Crowninshield Apartments $ 7,000,000 $219,000

Holly Street $ 37,000

King Drive Unknown $159,000

Met Paca Section 1 Unknown $ 31,000

Morrisania II Unknown $159,000

Southern Boulevard $ 841,000 $ 75,000

808 Investment LP:

Sedgefield Square $ 4,290,000 $ 52,000

The Summit $ 8,533,000 $134,000

Windsor Station $10,500,000 $294,000

Federal Tax Basis Information

Federal Original Building Bldg. Improvements Personal Property

Partnership Tax Basis Method Life Method Life Method Life

Community Circle $4,123,000 DDB 15-20 SL 20-40 SL 5-12

Crowninshield Apartments $7,118,000 SL 20 SL 19-27.5 DDB 5-7

Holly Street $2,335,000 SL 22-40 SL 19-27.5 SL 5-8

King Drive $6,119,000 SL 27.5 SL 15-27.5 DDB 5-7

Met Paca Section 1 $1,080,000 SL 5 SL 19-27.5 DDB 5-7

Morrisania II $2,009,000 DDB 24 SL 27.5 DDB 5-7

Southern Boulevard $2,550,000 SL 5 SL 19-27.5 DDB 5-7

808 Investment LP:

Sedgefield Square $1,822,000 SL 27.5 SL 27.5 DDB 5-7

The Summit $3,570,000 SL 27.5 SL 27.5 DDB 5-7

Windsor Station $4,750,000 SL 27.5 SL 27.5 DDB 5-7

Item 3. Legal Proceedings

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

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the registrant. Equity Resources purchased 751.5 units at a cost of $100 per unit. Equity Resources is not affiliated with the General Partner.

The General Partner and an affiliate of the General Partner purchased 279 units during the year ended December 31, 2000. The purchase price was $100 per unit for 42 units and $60 per unit for 237 units.

In addition, six partners transferred 101 units to other individuals or entities during the year ended December 31, 2000. The registrant does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

A. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

B. Due to tax planning, the interest is transferred to a trust.

C. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

D. The interest is gifted to a charitable organization.

(b) Holders --

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 100 Units 100%

Interest Estate Management Co. ($95,000)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

Limited Partner 519 Limited Partners 11,405 Units 100%

Interest ($11,430,000)

Interfinancial Real Estate Management Company owned 400 units of Limited Partnership interest at December 31, 2000. An affiliate of Interfinancial Real Estate Management Company owned 249 units of Limited Partnership interest at December 31, 2000.

The Registrant has no officers or directors. Interfinancial Real Estate Management Company, the General Partner of the Registrant, is a corporation.

(c) There have been no cash distributions to partners during the five year period ending December 31, 2000. During 2000, two of the Local Limited Partnerships made state income tax withholding payments on behalf of the Partnership totaling $76,502. The individual partners of the Partnership receive credit for the tax payments made to the states. Therefore, these payments are treated as distributions to the partners of the Partnership.

Item 6. Selected Financial Data

These statements do not include all disclosures required under generally accepted accounting principles; however, when read in conjunction with the related financial statements and notes thereto included under Item 8, the statements include all generally accepted accounting principles disclosures for the latest three years.

Year Ended December 31,

2000 1999 1998 1997 1996

Operating Income:

Interest income $ 821 $ 1,151 $ 861 $ 214 $ 796

Other income 0 0 0 0 6,250

821 1,151 861 214 7,046

Expenses:

Professional fees 19,500 18,450 19,448 18,492 16,623

Management fee 70,000 70,000 70,000 70,000 70,000

Incentive management fee 0 11,867 8,724 22,349 0

Amortization expense 16,863 16,863 16,863 16,863 0

Other expenses 14,870 1,930 836 6,813 250

121,233 119,110 115,871 134,517 86,873

Loss before equity in

income (loss) of Local

Limited Partnerships (120,412) (117,959) (115,010) (134,303) (79,827)

Equity in income

(loss) of Local

Limited Partnerships 96,388 207,980 (121,454) 4,009,902 (2,500)

Net income (loss) $ (24,024) $ 90,021 $ (236,464) $3,875,599 $(82,327)

Allocation of net income (loss):

Net loss allocated

to General Partner $ (1,201) 4,501 (11,823) 193,780 (4,116)

Net loss allocated

to Limited Partners (22,823) 85,520 (224,641) 3,681,819 (78,211)

$ (24,024) $ 90,021 $(236,464) $3,875,599 $(82,327)

Net financial reporting income

(loss) per unit:

General Partnership units

(100 units outstanding

allocated to General

Partner) $ (12) $ 45 $ (118) $ 1,938 $ (41)

Limited Partnership units

(11,410 units outstanding

allocated to Limited

Partners) $ (2) $ 8 $ (20) $ 325 $ (7)

Total assets $4,050,643 $4,080,419 $4,239,930 $4,624,029 $ 4,876

Long term obligations $ 0 $ 0 $ 0 $ 0 $ 0

Cash dividends $ 0 $ 0 $ 0 $ 0 $ 0

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

2000 1999 1998 1997 1996

Urban's share of

distribution $ 76,502 $315,142 $248,975 $ 79,570 $ -0-

Advances (made to)

repaid by

Local Limited

Partnerships $(36,692) $ 59,842 $ 32,107 $ 883,027 $ (2,500)

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at December 31, 2000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year from 1996 through 2000. The Partnership paid fees of $15,000 in 1996 and $35,000 in 1997. The unpaid balance of the fees has been accrued. The balance of accrued management fees at December 31, 2000 was $1,278,167. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii)

one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

During 2000, other expenses increased significantly from previous years. The increase resulted from one-time expense of a $10,000 contribution to the Institute for Responsible Housing which promotes low-income housing and $3,000 for an appraisal for one of the local limited partnerships for the evaluation of refinancing.

The Partnership has entered into incentive management agreements with the General Partner in three of the Local Limited Partnerships to pay a fee based on a percentage of surplus cash paid. During the period 1997 to 1999, the Partnership paid incentive management fees of $42,940 to the General Partners of these Local Limited Partnerships. These fees were paid from distributions received from these Local Limited Partnerships. During 2000 and 1996, these partnerships did not generate surplus cash.

At December 31, 2000, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808 Investment Limited Partnership. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2000, 1999, 1998, 1997 and 1996 is summarized as follows:

2000 1999 1998 1997 1996

Income (loss) from

Partnerships with

non-zero investments:

808 Investments Limited

Partnership $ 65,424 $ 88,146 $ (194,200) $3,930,332 $ 0

Repayment of advances from

(advances to) Partnerships

with zero investments:

808 Investments 0 0 0 0 (2,500)

Community Circle (36,692) 59,842 32,107 0 0

Distributions received from

Partnerships with zero

investments:

Crowninshield 0 0 40,639 79,570 0

Southern Blvd. 0 23,735 0 0 0

Community Circle 67,656 36,257 0 0 0

$ 96,388 $ 207,980 $ (121,454) $4,009,902 $ (2,500)

808 Investment Limited Partnership sold its property in 1997 in an all cash transaction and used the proceeds to reinvest in three rental properties. The sales transaction for tax purposes was a tax free exchange with the gain being deferred. For financial reporting purposes, a gain of $3,930,332 was recorded on Urban 73-II. At the time of the sale, the investment in 808 had been reduced to zero. The gain recorded was to increase the investment equal to Urban 73-II's capital account after the sale.

The actual combined losses of Local Limited Partnerships will generally decrease as depreciation and interest decreases and the projects achieve mature operations. The distributions to the Partnership from Local Limited Partnerships are the result of positive cash flow from the operations of these projects.

Mott Haven VII and Mott Haven VIII experienced cash flow deficits from operations resulting in default of mortgage notes to HUD. HUD, the owners, and the General Partner believed that it was in the best interest of the development and its tenants that the projects be renovated and reconfigured, and that such result can best be accomplished through replacement of the existing management and ownership structure with community-based owners and managers. The General Partner transferred the property to HUD during 1997. For financial reporting purposes, the Partnership recorded the disposition of its investment in Mott Haven VII and Mott Haven VIII during November 1996. During 1999, HUD foreclosed on the property. For income tax purposes, the gain on foreclosure was recorded in 1999.

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increase value of the Partnership's investment.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Seven of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. 808 Investment Limited Partnership has no restriction on distributions and the General Partner is an affiliate of the General Partner of the registrant. The majority of cash distributions have been from 808 Investment Limited Partnership during the past few years.

During the period 1996 to 2000, cash distributions from Local Limited Partnerships totaled $640,686. The distributions reported in 2000 of $76,502 was state income taxes paid on the registrant's behalf by the Local Limited Partnership's. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2000, the Partnership had advances from the General Partner of $177,006 and management fees payable to the General Partner of $1,278,167. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

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

Name Age Office

Paul H. Pfleger 65 Director/President

John M. Orehek 46 Director/Senior Vice President

Michael Fulbright 46 Secretary

(c) The Registrant has no employees.

(d) There are no family relationships between any directors or executive officers.

(e) The principal occupation and employment of each of the executive officers and directors of the General Partner are as follows:

Paul H. Pfleger, Director/President. Mr. Pfleger organized and was Chairman of the Board of Security Properties Inc. (formerly Security Pacific, Inc.) from 1969 to the present, except for a period between 1984 and 1986. Farmers Savings acquired Security Properties Inc. as a wholly-owned subsidiary during 1984 and sold the company back to the original owners during 1987. The major line of business of Security Properties Inc. is the administration of previously syndicated, subsidized multifamily residential real estate. Mr. Pfleger was first elected an officer and director of the General Partner, Interfinancial Real Estate Management Company, in July 1981 and has maintained his dual status since that time.

Mr. Pfleger is the General Partner in over 280 properties with approximately 38,000 housing units throughout the United States.

John M. Orehek, Director/Senior Vice President. Mr. Orehek is the Chief Executive Officer and President of Security Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital Partners, Ltd., a Seattle real estate development corporation. From 1979 to 1982 he was a member of the tax department in the Cleveland, Ohio and Seattle, Washington offices of Arthur Andersen & Co., Certified Public Accountants. He received a B.S. degree in Economics from Allegheny College, Meadville, Pennsylvania and a law degree from Case Western Reserve University School of Law. Mr. Orehek was first elected a director of the General Partner, Interfinancial Real Estate Management Company, during 1992.

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

Title of Name & Address of Amount and Nature of % of

Class Beneficial Owner Beneficial Ownership Class

General Partner Interfinancial Real 100 Units 100%

Interest Estate Management Co. ($95,000)

1201 Third Avenue, Suite 5400

Seattle, Washington 981013076

The General Partner owns 400 units of Limited Partner interest, and an affiliate of the General Partner owns 249 units of Limited Partner interest.

(b) No officers or directors of the General Partner of the Registrant own a

Partnership interest.

(c) No change in control of the Registrant is anticipated.

Item 13. Certain Relationships and Related Transactions

The Partnership accrued management fees of $70,000 per year to the general partner. The Partnership paid $15,000 in 1996 and $35,000 in 1997. No fees were paid in 1998, 1999 and 2000. The balance of accrued and unpaid management fees was $1,278,167 at December 31, 2000.

The general partner advanced $708,680 to the Partnership in connection with the purchase of real property by 808 Investment Limited Partnership in 1997. The funds were used to make contributions to 808 Investment Limited Partnership which purchased three conventional properties. The balance at December 31, 1997 was $732,923. The Partnership repaid advances of $216,835 in 1998, $321,582 in 1999 and $17,500 in 2000 mainly from distributions received from 808 Investment Limited Partnership. The balance at December 31, 2000 was $177,006.

There were no other transactions which officers or directors of the general partner had an interest.

PART IV

Item 14. Exhibits, Financial Statements, Schedules, Exhibits and Reports on Form 8-K.

(a) 1. Financial Statements:

Report of independent certified public accountants.

Balance Sheets at December 31, 2000 and 1999.

Statements of Income (Loss) for the years ended December 31, 2000, 1999 and 1998.

Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998.

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

Notes to Financial Statements.

(a) 2. Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

Mortgage Loans on Real Estate

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

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the last quarter of 2000.

(c) Exhibits:

Form 12b-25

(d) Financial Statement Schedules:

Indebtedness of and to Related Parties

Real Estate and Accumulated Depreciation and Amortization of Local Limited Partnerships.

Mortgage loans on Real Estate

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT) URBAN IMPROVEMENT FUND LIMITED -- 1973-II

BY: INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY

By: Date:

Paul H. Pfleger

Director/President

Interfinancial Real Estate Management Company

By: Date:

John M. Orehek

Senior Vice President

Interfinancial Real Estate Management Company

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:

Paul H. Pfleger, Director/President Date

Interfinancial Real Estate Management Company

By:

John M. Orehek, Director/Senior Vice President Date

Interfinancial Real Estate Management Company.

URBAN IMPROVEMENT FUND LIMITED -- 1973-II

SEATTLE, WASHINGTON

ANNUAL REPORT ON FORM 10-K

ITEM 8, ITEM 14(a)(1) AND (2) AND ITEM 14(d)

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

YEAR ENDED December 31, 2000

Form 10-K -- Items 14(a)(1) and (2)

Form 10-K -- Item 14(d)

Urban Improvement Fund Limited 1973-II

(A Limited Partnership)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements of Urban Improvement Fund Limited 1973-II are included in Item 8 and Item 14(a)(1)

Independent Auditors' Report F-3

Balance sheets at December 31, 2000 and 1999 F-9

Statements of income (loss) for the years ended

December 31, 2000, 1999 and 1998 F-10

Statements of changes in partners' capital (deficit)

for the years ended December 31, 2000, 1999 and 1998 F-10

Statements of cash flows for the years ended

December 31, 2000, 1999 and 1998 F-11

Notes to financial statements F-12

The following financial statement schedules of Urban Improvement Fund

Limited 1973-II are included in Item 14(a)(2) and 14(d):

Indebtedness of and to Related Parties F-27

Real Estate and Accumulated Depreciation

of Local Limited Partnerships F-28

Mortgage Loans on Real Estate F-29

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

INDEPENDENT AUDITORS' REPORT

To the Partners

Urban Improvement Fund Limited -- 1973-II

We have audited the accompanying balance sheets of Urban Improvement Fund Limited -- 1973-II (a Limited Partnership) as of December 31, 2000 and 1999, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998, and the related schedules listed in Item 14(a)(2) of the annual report on Form 10-K of Urban Improvement Fund Limited -- 1973-II for the years ended December 31, 2000, 1999 and 1998.  These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We did not audit five in 2000, 1999 and 1998 of the financial statements of Urban Improvement Fund Limited -- 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to us, and our opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited -- 1973-II's investment in these partnerships has been reduced to zero.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited -- 1973-II as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, based upon our audits and the reports of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required therein.

/s/Smith & Radigan, Certified Public Accountants, LLC

Atlanta, Georgia

April 20, 2001

INDEPENDENT AUDITORS' REPORT

TO THE PARTNERS HOLLY STREET ASSOCIATES

We have audited the accompanying balance sheet of HOLLY STREET ASSOCIATES (a Limited Partnership) as of December 31, 2000, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOLLY STREET ASSOCIATES as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2001 on our consideration of HOLLY STREET ASSOCIATES' internal controls and reports dated January 18, 2001 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with those reports in considering the results of our audit.

/s/Freedman Alpren & Green LLP

Freedman Alpren & Green LLP

New York, New York

January 18, 2001

INDEPENDENT AUDITOR'S REPORT

TO The Partners HUD Field Office Director

KING DRIVE APARTMENTS Chicago, Illinois

Chicago, Illinois

We have audited the accompanying balance sheet of KING DRIVE APARTMENTS, Project No. 071-44141, as of December 31, 2000, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KING DRIVE APARTMENTS as of December 31, 2000, and its profit or loss, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2001 on our consideration of KING DRIVE APARTMENTS' internal control structure and reports dated January 26, 2001 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

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

/s/Haran & Associates Ltd.

HARAN & ASSOCIATES LTD.

Wilmette, Illinois

January 26, 2001

INDEPENDENT AUDITOR'S REPORT

Partners

Morrisania II Associates

We have audited the accompanying balance sheet of Morrisania II Associates (a Limited Partnership) as of December 31, 2000, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrisania II Associates (a limited partnership) as of December 31, 2000, and the results of its operations changes in partners' deficit and cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/Siegel, Sacks, Press & Lacher, P.C.

Siegel, Sacks, Press & Lacher, P.C.

New York, New York

March 15, 2001

INDEPENDENT AUDITOR'S REPORT

To the Partners

Southern Boulevard Partners I

We have audited the accompanying balance sheet of Southern Boulevard Partners I FHA Project No. 012-44128, as of December 31, 2000, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners I as of December 31, 2000, and the results of its operations, changes in partners' accumulated deficit and cash flows for year then ended with accounting principles generally accepted in United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 28, 2001, on our consideration of Southern Boulevard Partners I internal controls and reports dated February 28, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/D'Arcangelo & Co., LLP

D'Arcangelo & Co., LLP

Purchase, New York

February 28, 2001

INDEPENDENT AUDITOR'S REPORT

To the Partners

Met Paca I Associates

We have audited the accompanying balance sheet of Met Paca I Associates, FHA Project No. 012-44154, as of December 31, 2000, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca I Associates as of December 31, 2000, and the results of its operations, changes in partners' accumulated deficit and cash flows for the year in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 28, 2001, on our consideration of Southern Boulevard Partners I internal controls and reports dated February 28, 2001 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 15 to 17 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

/s/D'Arcangelo & Co., LLP

D'Arcangelo & Co., LLP

Purchase, New York

February 28, 2001

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

BALANCE SHEETS

ASSETS

December 31,

2000 1999

Cash and cash equivalents $ 1,914 $ 30,204

Accounts receivable 0 930

Distributions receivable 0 40,271

Investments in and advances to Local

Limited Partnerships accounted for on

the equity method -- Note 4 4,048,729 4,009,014

$ 4,050,643 $ 4,080,419

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee payable -- Note 3 $1,278,167 $1,208,167

Accounts payable 19,500 1,250

Advance from general partner 177,006 194,506

1,474,673 1,403,923

Partners' capital (deficit) -- Note 2

General Partner -- 100 Partnership units

authorized, issued and outstanding (347,700) (342,674)

Limited partners -- 11,410 Partnership

units authorized, issued and outstanding 2,923,670 3,019,170

2,575,970 2,676,496

$4,050,643 $4,080,419

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)

Year Ended December 31,

2000 1999 1998

Interest income $ 821 $ 1,151 $ 861

Expenses:

Professional Fees 19,500 18,450 19,448

Management fees -- Note 3 70,000 70,000 70,000

Incentive management fee 0 11,867 8,724

Amortization expense 16,863 16,863 16,863

Other expenses 14,870 1,930 836

121,233 119,110 115,871

Loss before equity in income (loss)

of Local Limited Partnerships (120,412) (117,959) (115,010)

Equity in income (loss) of Local

Limited Partnerships -- Note 4 96,388 207,980 (121,454)

Net income (loss) $ (24,024) $ 90,021 $ (236,464)

Allocation of net income (loss):

Net income (loss) allocated to

General Partner $ (1,201) $ 4,501 $ (11,823)

Net income (loss) allocated to

Limited Partners (22,823) 85,520 (224,641)

$ (24,024) $ 90,021 $ (236,464)

Net financial reporting income (loss)

per unit:

General partnership units

(100 units outstanding allocated

to General Partner) $ (12) $ 45 $ (118)

Limited partnership units

(11,410 units outstanding

allocated to Limited Partners) $ (2) $ 8 $ (20)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

General Limited

Partner Partners Total

Partners' capital (deficit) at

January 1, 1998 $ (335,352) $3,158,291 $2,822,939

Net income (loss) -- 1998 (11,823) (224,641) (236,464)

Partners' capital (deficit) at

December 31, 1998 (347,175) 2,933,650 2,586,475

Net income -- 1999 4,501 85,520 90,021

Partners' capital (deficit) at

December 31, 1999 (342,674) 3,019,170 2,676,496

Net income (loss) -- 2000 (1,201) (22,823) (24,024)

Distributions 2000 (3,825) (72,677) (76,502)

Partners' capital (deficit) at

December 31, 2000 $ (347,700) $2,923,670 $2,575,970

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

STATEMENTS OF CASH FLOWS

Year Ended December 31,

2000 1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) $ (24,024) $ 90,021 $ (236,464)

Adjustments to reconcile net loss to net

cash used by operating activities:

Amortization of costs of acquisition 16,863 16,863 16,863

Equity in net loss (income) of Local

Limited Partnerships (96,388) (207,980) 121,454

Increase in accounts receivable 930 (930) 0

Increase (decrease) in accounts

payable 18,250 (6,950) 8,200

Increase in accrued management fees 70,000 70,000 70,000

Total adjustments 9,655 (128,997) 216,517

Net cash used by operating

activities (14,369) (38,976) (19,947)

CASH FLOWS FROM INVESTING ACTIVITIES:

Current year distributions 40,271 274,871 248,974

Net advances to Local Limited Partnerships (36,692) 59,842 32,107

Net cash provided (used) by

investing activities 3,579 334,713 281,081

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from (repayments to)

General Partner (17,500) (312,582) (225,835)

NET INCREASE (DECREASE) IN CASH AND

CASH EQUIVALENTS (28,290) (16,845) 35,299

CASH AND CASH EQUIVALENTS AT

BEGINNING OF YEAR 30,204 47,049 11,750

CASH AND CASH EQUIVALENTS AT

END OF YEAR $ 1,914 $ 30,204 $ 47,049

NONCASH:

A distribution receivable in the amount of $40,271 was recorded in 1999.

During 2000, two local limited partnerships made state withholding payments totaling $75,502 for the benefit of Urban '73-II. These payments were recorded as distributions to Urban '73-II and distributions to the partners of Urban '73-II.

The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements

Note 1 -- Organization and Accounting Policies

Organization

Urban Improvement Fund Limited -- 1973-II (the Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,410 units of limited partnership interests pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interests to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited -- 1973-II prospectus, dated October 24, 1973, specified that the General Partner has a five percent interest in profits, losses and special allocations, and the limited partners will share the remaining 95 percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Investment in Local Limited Partnerships

As of December 31, 2000, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partners of the Local Limited Partnerships, deducted when paid for income tax reporting purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in local limited partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero.

Amortization expense was $16,863 for the years ended December 31, 2000, 1999 and 1998.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements

Note 1 -- Organization and Accounting Policies -- Continued

The Partnerships' equity in net income (loss) of the Local Limited Partnerships is summarized as follows:

2000 1999 1998

Income from Partnership with non-zero

investments:

808 Investments Limited Partnership $ 65,424 $ 88,146 $ (194,200)

Repayment of advances from (advances to)

Partnerships with zero investments:

Community Circle (36,692) 59,842 32,107

Distributions received from Partnerships

with zero investments:

Crowninshield 0 0 40,639

Southern Blvd. 0 23,735 0

Community Circle 67,656 36,257 0

$ 96,388 $ 207,980 $ (121,454)

Significant accounting policies followed by the Local Limited Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income has been recorded in the financial statements, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2000 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The general partner made advances to the Partnership of $732,923 in 1997. The funds were used to make contributions to 808 Investment Limited Partnership. The Partnership repaid $216,835 in 1998, $321,582 in 1999 and $17,500 in 2000. The advances are non-interest bearing and due on demand. The balance at December 31, 2000 and 1999 was $177,006 and $194,506, respectively.

Distributions Receivable

At December 31, 1999, distributions of $28,403 from Community Circle and $11,868 from Southern Boulevard I had not been received. The distributions were received during 2000.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 2 -- Reconciliation Between Net Loss and Partners' Capital (Deficit)

of the Partnership For Financial Reporting Purposes and Income

Tax Reporting Purposes

A reconciliation of the Partnership's loss for financial reporting purposes and the Partnership's loss for income tax reporting purposes follows:

For the Year Ended

December 31,

2000 1999 1998

Net income (loss) for financial reporting

purposes $ (24,024) $ 90,021 $ (236,464)

Amortization of initial or rent-up fees and

other costs of acquisition capitalized

for financial reporting purposes and

previously deducted for income tax

reporting purposes. 16,863 16,863 16,863

Equity in income (losses) reported by Local

Limited Partnerships for income tax

reporting purposes in excess of income

(losses) for financial reporting purposes 728,246 6,500,805 228,191

Accrual and other adjustments for

financial reporting purposes 58,118 129,359 146,829

Net income as reported on the federal

income tax return $ 779,203 $6,737,048 $ 155,419

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

For the Year Ended December 31,

2000 1999 1998

Partners' capital (deficit) for financial

reporting purposes $2,575,970 $2,676,446 $2,586,475

Unamortized portion of initial and rent-up

fees and other costs of acquisition

capitalized for financial reporting

purposes and previously deducted for

income tax reporting purposes (802,197) (819,060) (835,923)

Commissions and offering expenses capital-

ized for income tax reporting purposes

and charged to capital for financial

reporting purposes 1,237,673 1,237,673 1,237,673

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 2 -- Reconciliation Between Net Income (Loss) and Partners' Capital

(Deficit) of the Partnership for Financial Reporting Purposes and

Income Tax Reporting Purposes -- Continued

For the Year Ended

December 31,

2000 1999 1998

Equity in cumulative losses of Local

Limited Partnerships for income tax

reporting purposes in excess of losses

for financial reporting purposes $(22,247,853) $(22,868,701) $(29,618,224)

Accrual and other adjustments for

financial reporting purposes 1,278,167 1,090,690 1,220,049

Partners' capital (deficit) as reported

on the federal income tax return $(17,958,240) $(18,682,902) $(25,409,950)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 -- Management of Urban Improvement Fund Limited -- 1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at December 31, 2000. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the years ended December 31, 2000, 1999 and 1998, the minimum fee of $70,000 has been accrued. At December 31, 2000, management fees of $1,278,167 have been recorded as a liability to the General Partner.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 3 -- Management of Urban Improvement Fund Limited -- 1973-II -- Continued

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2000, 1999 or 1998. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During 1997, PSI was removed as General Partner of 808 Investments Limited Partnership and converted to a Limited Partner. The new General Partner is a corporation in which Paul H. Pfleger owns a majority interest.

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method

The Partnership has ninety-five percent to ninety-nine percent interests in profits and losses of the Local Limited Partnerships. Investments in these Local Limited Partnerships were made in installments based typically on the stage of completion and/or occupancy.

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

Equity In Losses Not Costs of

Capital Income Recorded Acquisition

Contributions (Losses) Subtotal (Note 1) Advances (Note 1) Total

December 31, 2000:

Community Cir.,Ltd $ 282,713 $ (433,337) $ (150,624) $ 28,850 $ 36,692 $ 85,082 $ 0

Crowninshield Apts 682,687 (3,376,841) (2,694,154) 2,537,722 0 156,432 0

Holly Street 261,000 (1,215,572) (954,572) 913,902 0 40,670 0

King Drive Apts 300,640 (3,303,358) (3,002,718) 2,834,924 0 167,794 0

808 Investments L.P. 2,540,114 1,323,127 3,863,241 0 0 185,488 4,048,729

Met Paca I Assoc 159,341 (377,157) (217,816) 194,521 0 23,295 0

Morrisania II 882,740 (3,618,535) (2,735,795) 2,637,208 0 98,587 0

Southern Blvd. I 180,235 (677,498) (497,263) 452,414 0 44,849 0

$5,289,470 $(11,679,171) $ (6,389,701) $9,599,541 $ 36,692 $ 802,197 $4,048,729

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS -- CONTINUED

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

Equity In Losses Not Costs of

Capital Income Recorded Acquisition

Contributions (Losses) Subtotal (Note 1) Advances (Note 1) Total

December 31, 1999:

Community Cir.,Ltd $ 350,369 $ (469,283) $ (118,914) $ 33,832 $ -0- $ 85,082 $ -0-

Crowninshield Apts 682,687 (3,564,144) (2,881,457) 2,725,025 -0- 156,432 -0-

Holly Street 261,000 (1,277,057) (1,016,057) 975,387 -0- 40,670 -0-

King Drive Apts 300,640 (3,143,088) (2,842,448) 2,674,654 -0- 167,794 -0-

808 Investments L.P. 2,548,960 1,257,703 3,806,663 -0- -0- 202,351 4,009,014

Met Paca I Assoc 159,341 (480,271) (320,930) 297,635 -0- 23,295 -0-

Morrisania II 882,740 (3,684,231) (2,801,491) 2,702,904 -0- 98,587 -0-

Southern Blvd. I 180,235 (645,163) (464,928) 420,079 -0- 44,849 -0-

$5,365,972 $(12,005,534) $ (6,639,562) $ 9,829,516 $ -0- $ 819,060 $4,009,014

A reconciliation to combined statement of partners' deficits follows:

2000 1999

Urban Improvement Fund Limited -- 1973-II

capital contributions less equity in

losses $(6,389,701) $(6,639,562)

Flexible subsidy contributed by HUD

during 1981 and 1982 allocated to

partners' capital 123,135 123,135

Urban Improvement Fund Limited -- 1973-II's

share of combined equity of Local Limited

Partnerships per the accompanying statement $(6,266,566) $(6,516,427)

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2000 and 1999, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the years ended December 31, 2000, 1999 and 1998 are summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted For on the Equity

Method -- Continued

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

Assets

December 31,

2000 1999

Cash $ 959,121 $ 603,344

Cash in escrow and other restricted funds 3,093,496 2,824,889

Accounts receivable 159,756 376,088

Prepaid expenses 349,403 347,870

Notes receivable 36,289 0

Other assets, net of accumulated amortization 418,705 464,326

5,016,770 4,616,517

Property on the basis of cost:

Land 4,771,773 4,771,773

Buildings, improvements and equipment 50,553.435 49,881,141

55,325,208 54,652,914

Less accumulated depreciation (28,904,637) (27,501,291)

26,420,571 27,151,623

$ 31,437,341 $ 31,768,140

Liabilities and Partners' Capital (Deficit)

December 31,

2000 1999

Mortgage notes payable $ 35,087,048 $ 35,852,593

Accounts payable and accrued expenses 1,901,289 1,790,888

Notes payable 41,933 52,511

Advances from Urban Improvement Fund Ltd. --

1973-II 36,692 0

Advances from and payables to affiliates 387,707 387,707

Payable to current and former general partners 76,288 56,688

Tenants' security and other deposits 428,249 413,185

37,959,206 38,553,572

Partners' capital (deficit) per accompanying

statements (6,521,865) (6,785,432)

$ 31,437,341 $ 31,768,140

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted For on the Equity

Method -- Continued

COMBINED STATEMENTS OF INCOME (LOSS) OF LOCAL LIMITED PARTNERSHIPS

For the Year Ended

December 31,

2000 1999 1998

Revenue:

Net rental income $11,816,047 $11,340,189 $11,183,697

Financial 62,730 309,968 395,314

Other 218,568 220,864 250,109

12,097,345 11,871,021 11,829,120

Expenses:

Administrative 2,082,457 2,174,183 2,081,847

Utilities 2,103,045 1,593,863 1,672,837

Operating 2,692,313 2,592,631 2,623,630

Taxes and insurance 1,871,455 1,656,238 1,689,778

Financial expenses 1,558,229 1,865,185 2,092,645

Depreciation and amortization 1,445,701 1,520,780 1,524,600

Other expenses 0 765 45,188

11,753,200 11,403,645 11,730,525

Net income (loss) $ 344,145 $ 467,376 $ 98,595

Amortization of capitalized interest amounted to $6,279 in 2000, 1999 and 1998.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted For on the Equity

Method -- Continued

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

OF LOCAL LIMITED PARTNERSHIPS

Urban

Improvement Other

Fund Limited Limited General

1973-II Partners Partners Total

Partners' capital (deficit)

at January 1, 1998 $ (6,496,150) $ 21,434 $(280,283) $ (6,754,999)

Net income (loss) -- 1998 96,968 2,384 (757) 98,595

Distributions (248,975) -0- (14,264) (263,239)

Partners' capital (deficit)

at December 31, 1998 (6,648,157) 23,818 (295,304) (6,919,643)

Net income (loss) -- 1999   446,872 (4,662) 25,166 467,376

Distributions (315,142) (397) (17,626) (333,165)

Partners' capital (deficit)

at December 31, 1999 (6,516,427) 18,759 (287,764) (6,785,432)

Net income (loss) -- 2000   326,363 358 17,424 344,145

Distributions (76,502) (712) (3,364) (80,578)

Partners' capital (deficit)

at December 31, 2000 $ (6,266,566) $ 18,405 $ 273,704 $ (6,521,865)

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

December 31,

2000 1999 1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income $ 344,145 $ 467,376 $ 98,595

Adjustments to reconcile net loss to net

cash provided (used) by operating

activities:

Depreciation and amortization 1,448,967 1,478,422 1,524,600

Increase (decrease) in receivables,

escrows, restricted deposits, prepaid

expenses and other assets (50,542) (395,354) (212,407)

Increase (decrease) in accounts payable,

accrued expenses and tenant security

deposit liability 125,465 229,675 400,376

Total adjustments 1,523,890 1,312,743 1,712,569

Net cash provided (used) by

operating activities 1,868,035 1,780,119 1,811,164

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures (672,294) (594,786) (808,263)

Net cash used by investing activities (672,294) (594,786) (808,263)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in notes receivable (36,289) 0 0

Proceeds from (repayments on) note payable (10,578) 729 16,993

Mortgage principal payments (765,545) (792,031) (631,412)

Distributions paid (80,578) (333,165) (263,239)

Net advances from (to) affiliates 56,292 (62,055) (29,894)

Net cash provided (used) by

financing activities (836,698) (1,186,522) (907,552)

INCREASE (DECREASE) IN CASH 355,777 (1,189) 95,349

CASH BALANCE AT BEGINNING OF YEAR 603,344 604,533 509,184

CASH BALANCE AT END OF YEAR $ 959,121 $ 603,344 $ 604,533

SUPPLEMENTAL INFORMATION REGARDING

INTEREST PAYMENTS IS AS FOLLOWS:

Interest paid $ 1,753,637 $ 1,915,902 $ 1,899,953

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

A reconciliation between combined net loss for financial reporting purposes and the combined net income for income tax reporting purposes follows:

December 31,

2000 1999 1998

Combined net income (loss) for financial

reporting purposes $ 344,145 $ 467,376 $ 98,595

Excess depreciation for financial

reporting purposes over depreciation

for income tax reporting purposes 534,463 838,690 116,804

Accrual adjustments for financial

reporting purposes (26,392) 0 77,445

Combined net income as reported on the

federal income tax returns $ 852,216 $1,306,066 $ 292,844

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

2000 1999 1998

Combined partners' capital (deficit)

for financial reporting purposes $(6,521,865) $ (6,785,432) $ (6,919,643)

Carrying costs during construction

capitalized for financial report-

ing purposes, excess of deprecia-

tion for income tax reporting pur-

poses and accrual adjustments for

financial reporting purposes (13,269,665) (13,335,922) (14,133,482)

Combined partners' capital (deficit)

as reported on the federal income

tax returns $(19,791,530) $(20,121,354) $(21,053,125)

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

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

Mortgage Notes Payable

Seven of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency (MHFA). The mortgage notes payable by 808 Investment Limited Partnership are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately 7 percent to 9.2 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $294,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $97,000 to seven Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments of six of the Local Limited Partners to those required for mortgages carrying a one percent interest rate and one to a two and one-half percent interest rate.

Details of the loans are as follows:

Mortgage Balance Mortgage Balance

December 31, 2000 December 31, 1999

HUD insured $10,939,707 $11,339,593

MFHA insured 5,473,630 5,632,887

Not insured 18,673,711 18,880,113

$35,087,048 $35,852,593

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

Mortgage Notes Payable -- Continued

The scheduled principal reductions for the next five years are as follows:

Year Ended

December 31, Amount

2001 $ 846,621

2002 911,362

2003 979,642

2004 1,053,836

2005 1,139,642

Beyond 30,155,945

$35,087,048

National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, seven of the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2000, approximately $1,470,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, seven of the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

Five of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2000, 1999 and 1998, the Local Limited Partnerships received approximately $2,653,000, $2,667,000 and $2,257,000, respectively, in Section 8 and rent supplement funds.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 4 -- Investments in Local Limited Partnerships Accounted for on the Equity

Method -- Continued

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with or are the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

Affiliate

Percent of of General

Partnership Revenues 2000 Expense Partner

Community Circle 7.12% $ 77,224 No

Crowninshield Apartments 6.00% $122,875 Yes

Holly Street 6.00% $ 26,197 Yes

King Drive 11.75% $189,531 Yes

808 Investment LP 4.00% $172,548 No

Met-Paca Section 1 4.67% $ 19,536 Yes

Morrisiana II 7.06% $ 85,008 Yes

Southern Boulevard 5.80% $ 38,544 Yes

Note 5 -- Investment in Mott Haven VII and Mott Haven VIII

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

Note 6 -- Investment in 808 Investments Limited Partnership

808 Memorial Drive Associates sold its real estate project located in Cambridge, Massachusetts during July 1997 in a tax free exchange. The Partnership changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997.

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

Notes to Financial Statements -- Continued

Note 7 - Selected Quarterly Financial Data

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations:

First Second Third Fourth

2000 Quarter Quarter Quarter Quarter Total

Loss before equity

in income of local

limited partnerships $ (26,231) $ (41,250) $ (26,739) $ (26,192) $(120,412)

Equity in loss or local

limited partnerships (14,192) 22,500 22,500 65,580 96,388

Net loss $ (40,423) $ (18,750) $ (4,239) $ 39,388 $ (24,024)

Loss per LP unit $ (3) $ (2) $ 0 $ 3 $ (2)

First Second Third Fourth

1999 Quarter Quarter Quarter Quarter Total

Loss before equity

in income of (loss)

of local limited

partnerships $ (26,670) $ (28,193) $ (26,273) $ (36,823) $(117,959)

Equity in income (loss)

of local limited

partnerships (48,550) (48,550) 19,146 285,934 207,980

Net income (loss) $ (75,220) $ (76,743) $ (7,127) $ 249,111 $ 90,021

Income (loss) per

LP unit $ (6) $ (6) $ (1) $ 21 $ 8

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

INDEBTEDNESS OF RELATED PARTIES

December 31,

2000 1999

2000 Change 1999 Change 1998

Advances to local limited

partnerships: (A)

Community Circle, Ltd. $ 36,692 $ 36,692 $ 0 $(59,842) $ 59,842

(A) All advances are included in the balance sheet caption "Investments in and advances to Local Limited Partnerships accounted for on the equity method." See Note 4 to the financial statements. The advances have been reduced to zero on the books of the Partnership because the investment in these partnerships have been reduced to zero under the equity method of accounting.

December 31,

2000 1999

2000 Change 1999 Change 1998

Indebtedness to General

Partner:

Management fee payable

to General Partner $1,278,167 $ 70,000 $1,208,167 $ 70,000 $1,138,167

Advance from General

Partner $ 177,006 $ (17,500) $ 194,506 $(312,582) $ 507,088

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

REAL ESTATE AND ACCUMULATED DEPRECIATION OF LOCAL LIMITED PARTNERSHIPS -- COMBINED WORKPAPERS

December 31, 2000

Life in Which

Depreciation

in Latest

Buildings Date of Income

Description and Accumulated Completion of Date Statement

Partnership/Location No. of Units Land Improvement Total Depreciation Construction Acquired is Computed

Community Circle, Ltd.

Cleveland, OH 160 apartments $ 240,000 $ 4,456,364 $ 4,696,364 $ (3,048,485) 1974 1973 3-40 years

Crowninshield Apartments

Associates, Peabody, MA 284 apartments 128,109 7,011,816 7,139,925 (6,311,722) 1975 1973 10-20 years

Holly Street Associates

Methuen and Lawrence, MA 71 apartments 28,353 2,306,830 2,335,183 (1,827,269) 1975 1973 22-40 years

King Drive Apartments

Assoc., Chicago, IL 315 apartments 340,494 6,879,734 7,220,228 (6,418,952) 1974 1973 12-20 years

Met-Paca I Associates

New York, New York 37 apartments 83,642 1,165,516 1,249,158 (1,021,625) 1974 1973 5-20 years

Morrisania II Associates

New York, New York 161 apartments 91,956 5,475,112 5,567,068 (5,381,267) 1975 1973 1025 years

Southern Boulevard

Partners, Bronx, NY 73 apartments 19,219 2,902,787 2,922,006 (2,439,578) 1974 1973 20-25 years

808 Investments Limited

Partnership:

Sedgefield 124 apartments 550,000 3,805,354 4,355,354 (465,684) 1988 1997 7-27.5 years

Summit 128 apartments 1,790,000 6,762,856 8,552,856 (797,132) 1987 1997 7-27.5 years

Windsor 399 apartments 1,500,000 9,787,066 11,287,066 (1,192,923) 1986 1997 7-27.5 years

$4,771,773 $50,553,435 $55,325,208 $(28,904,637)

Balance at January 1, 1999 $4,771,773 $49,286,355 $54,058,128 $26,022,869

Additions during year 0 594,786 594,786 0

Disposals during year 0 0 0 0

Depreciation expense 0 0 0 1,478,422

Balance at December 31, 1999 4,771,773 49,881,141 54,652,914 27,501,291

Additions during year 0 672,294 672,294 0

Disposals during year 0 0 0 0

Depreciation expense 0 0 0 1,403,346

Balance at December 31, 2000 $4,771,773 $50,553,435 $55,325,208 $28,904,637

URBAN IMPROVEMENT FUND LIMITED 1973-II

(A Limited Partnership)

MORTGAGE LOANS ON REAL ESTATE

December 31, 2000

Outstanding Gross Net

Description Mortgage Interest Interest Gross Interest Net Maturity Balloon at Insured

Partnership/Location No. of Units Balance Rate Rate Payment Subsidy Payment Date Maturity By

Community Circle, Ltd. 160 apartments $ 2,057,052 7.00% 1.00% $ 18,852 $ (11,654) $ 7,198 Jun 2025 $ 0 HUD

Crowninshield Apartments 284 apartments 4,339,295 7.46% 2.5% 36,650 (20,519) 16,131 Dec 2018 0 MFHA

Holly Street Associates 71 apartments 1,134,335 9.21% 1.00% 12,071 (8,090) 3,981 Apr 2016 0 MFHA

King Drive Apartments 315 apartments 4,022,290 7.00% 1.00% 37,681 (24,031) 13,650 Oct 2014 0 HUD

Met-Paca Section I 37 apartments 629,579 7.00% 1.00% 9,536 (3,711) 5,825 Mar 2015 0 HUD

Morrisania II Associates 161 apartments 3,062,356 8.50% 1.00% 29,599 (22,913) 6,686 Jul 2016 0 HUD

Southern Boulevard 72 apartments 1,168,430 7.00% 1.00% 16,806 (6,532) 10,274 Jul 2016 0 HUD

808 Investments Limited

Partnership:

Sedgefield 124 apartments 3,495,639 7.19% 7.19% 24,693 0 24,493 Jan 2008 $3,082,000 N/A

Summit 128 apartments 5,753,855 7.28% 7.28% 40,991 0 40,991 Jan 2008 5,080,000 N/A

Windsor 399 apartments 9,424,217 7.29% 7.29% 67,204 0 67,204 Jan 2008 8,321,000 N/A

$35,087,048 $ 294,083 $ (97,450) $ 196,633