Form 10QSB
period 2001-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-05-15
CIK 102342

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended March 31, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 0-7771

	         URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(Exact name of small business issuer as specified in its charter)

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


	PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)


	ASSETS

	                   March 31,	December 31,
	                     2001   	   2000

Cash				$      312	$     1,914

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method	 4,066,333	 4,048,729

 	  Total Assets	$4,066,645	$4,050,643

	LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable	$   26,000	$   19,500

Management fee payable	1,295,667	1,278,167

Due to affiliates	   177,006	   177,006
					1,498,673	1,474,673

Partners' (Deficit):
General Partner - 100 Partnership units
authorized, issued and outstanding	(348,100)	(347,700)

Limited Partners - 11,405 partnership
units authorized, issued and
outstanding	 2,916,072	 2,923,670
			 2,567,972	 2,575,970

Total Liabilities and Partners' (Deficit)	$4,066,645	$4,050,643






Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS' (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)





	March 31,	December 31,
	    2001    	2000
General Partner Interest - 100
Partnership units issued
and outstanding	$     95,000	$     95,000

Limited Partners' Interest - 11,405
Partnership units issued and
outstanding	  11,430,000	  11,430,000

Total	11,525,000	11,525,000

Offering Expenses	(1,237,673)	(1,237,673)

Distributions to partners	(76,502)	(76,502)

Accumulated loss through
December 31, 2000	(7,634,855)	(7,634,855)

Loss for three-month period ended
March 31, 2001	      (7,998)	           0
					  (8,957,028)	  (8,949,030)

Partners' (Deficit) at End of Period	$  2,567,972	$  2,575,970















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)


	For the Three-Month
	    Period Ended
	March 31,	March 31,
	   2001   	   2000

Revenues				$       32		$     485

Cost and expenses:

  Professional fees			7,500		5,000

  Management fee				17,500	17,500

  Amortization expense	4,216	4,216

  Other					       634	        0
						29,850	26,716

Loss before equity in loss of
Local Limited Partnerships	(29,818)	(26,231)

Equity in income (loss) of Local
	Limited Partnership	    21,820	  (14,192)

Net loss					$   (7,998)	$ (40,423)

Allocation of net loss:

  Net loss allocated to General
    Partner						$     (400)	$  (2,021)

  Net loss allocated to Limited
    Partners						    (7,598)	  (38,402)

	$   (7,998)	$ (40,423)

Net loss allocated to Limited
  Partners per Limited Partner-
  ship Unit (11,405 units out-
  standing at March 31, 2001
  and 2000)						$       (1)	$      (3)





Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)



	For the Three-Month
	        Period Ended
	March 31,	March 31,
	   2001   	   2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss			$   (7,998)	$ (40,423)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Amortization			4,216	4,216
Equity in net loss (gain) of
local limited partnership	(21,820)	14,192
Decrease in due from affiliates
and distributions receivable	0	41,201
Increase in
accounts payable and
accrued management fees	   24,000	   21,250
  Total adjustments	    6,396	   80,859
    Net cash provided by
      operating activities	(1,602)	40,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to local limited partnership	         0	  (36,692)
Net cash provided by
Investing activities	         0	  (36,692)

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS	(1,602)	3,744

CASH BALANCE AT BEGINNING OF
PERIOD						     1,914	   30,204

CASH BALANCE AT END OF PERIOD	$      312	$  33,948








Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	March 31, 2000

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited - 1973-II
(the Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,405 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).
The Urban Improvement Fund Limited - 1973-II prospectus, dated October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - As of March 31, 2001, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates
The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at March 31, 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2001 and 2000, the minimum fee of $17,500 has been accrued. At March 31, 2001, management fees of $1,295,667 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2000, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                     March 31, 2001 December 31, 2000

Capital contributions	$ 6,831,192	$ 6,831,192

Distributions	 (1,578,618)	(1,541,722)

Equity in losses	 (2,020,914)	(2,079,630)

Advances	36,692	36,692

Unamortized costs of acquisitions	    797,981	    802,197

		$ 4,066,333	$ 4,048,729

	Item 2 - Management's Discussion and Analysis of
	Financial Condition and Results of Operations

Results of Operations
The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Revenue resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions and repayment of advances from Local Limited Partnerships for cash flow. The Partnership has advanced funds and received payments of such advances from selected local limited partnerships. The General Partner believes these net advances will not significantly affect the operations of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $17,500 for the three-month period ended March 31, 2001 and 2000.

	The components of the Partnership's equity in net loss of the Local Limited Partnerships for March 31, 2001 and 2000, is summarized as follows:

	For the Three-Month
	     Period Ended
	March 31,	March 31,
	   2001   	   2000
Advance to Partnership with
zero investment:

Community Circle		$        0	$  (36,692)

Income (loss) from investments
with non-zero investment:
808 Investments L.P.	    21,820	    22,500

	$   21,820	$ (14,192)

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

	At March 31, 2001, the Partnership had advances from the General Partner of $177,006 and management fees payable to the General Partner of $1,295,667. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

	There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay all advances and accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

Capital Resources
The General Partner believes that additional situations may arise where it would be advantageous to the Partners to exchange properties in a tax-free transaction. The Partnership's basis in its properties has been reduced through depreciation deductions and other losses to levels substantially below the amount of debt secured by the properties. Additionally, the rental properties owned and operated by the Local Limited Partnerships have typically computed depreciation for financial reporting purposes using the straight-line method over the estimated economic useful life of the property. For income tax reporting purposes, depreciation generally has been computed over the same or shorter periods using accelerated methods. As a result, the carrying values of the Partnership's investments in Local Limited Partnerships are substantially greater for financial reporting purposes than for income tax reporting purposes. Upon sale or other disposition of a property by the Local Limited Partnership, the gain recognized by the Partnership for income tax reporting purposes may be substantially greater than the gain recorded for financial reporting purposes. Accordingly, if the prop-erties are sold, the Partnership, in all likelihood, would recognize taxable gain in excess of the cash available for distribution. If sale proceeds are reinvested in a manner which permits the original sale to be treated as a like-kind exchange, the Partnership can defer this gain until the new property is sold. Additionally, the Partnership will receive the benefit of any cash flow or appreciation in value of the new property. If reinvestments were made, it is likely that the acquired properties would be conventional, multi-family residential projects.

The Partnership has made no material commitments for capital expenditures.


	PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a)  None

b)	The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2001.


















	SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner





Date				/s/Michael Fulbright
				(Signature)
				By:  Michael Fulbright, Secretary





Date				/s/John M. Orehek
				(Signature)
				By: John M. Orehek, Senior Vice President








-16-