Form 10QSB
period 2001-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-07-31
CIK 102342

[COMMENT1]	UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10?QSB

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended June 30, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 0-7771

	         URBAN IMPROVEMENT FUND LIMITED ? 1973-II
	(Exact name of small business issuer as specified in its charter)

          California          	    95-6398192
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington	     98101?3076
     (Address of principal executive offices)	(ZIP code)

Registrant's telephone number, including area code:	  (206) 622-9900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes   X     No      .


	PART I ? FINANCIAL INFORMATION

	Item 1 ? Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED ? 1973?II
	(A Limited Partnership)


	ASSETS

	June 30,	December 31,
	   2001   	   2000

Cash				$      312	$     1,914

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method	 4,162,797	 4,048,729

 	  Total Assets	$4,163,109	$4,050,643

	LIABILITIES AND PARTNERS? (DEFICIT)

Accounts payable	$   37,867	$   19,500

Management fee payable	1,313,167	1,278,167

Due to affiliates	   177,006	   177,006
					1,528,040	1,474,673

Partners? (Deficit):
General Partner ? 100 Partnership units
authorized, issued and outstanding	(344,345)	(347,700)

Limited Partners ? 11,335 partnership
units authorized, issued and
outstanding	 2,979,414	 2,923,670
			 2,635,069	 2,575,970

Total Liabilities and Partners? (Deficit)	$4,163,109	$4,050,643








Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS? (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED ? 1973?II
	(A Limited Partnership)





	June 30,	December 31,
	    2001    	    2000
General Partner Interest ? 100
Partnership units issued
and outstanding	$     95,000	$     95,000

Limited Partners? Interest ? 11,405
Partnership units issued and
outstanding	  11,430,000	  11,430,000

Total	11,525,000	11,525,000

Offering Expenses	(1,237,673)	(1,237,673)

Distributions to partners	(76,502)	(76,502)

Accumulated loss through
December 31, 2000	(7,634,855)	(7,634,855)

Income (loss) for six-month period
	ended June 30, 2001	      59,099	           0
					  (8,889,931)	  (8,949,030)

Partners? (Deficit) at End of Period	$  2,635,069	$  2,575,970

















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED ? 1973?II
	(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended     	      Period Ended
	        June 30,       	        June 30,
	   2001   	   2000  	   2001   	   2000

Revenues								$       0	$     289	$      32	$     775

Cost and expenses:

  Professional fees		7,500	5,000	15,000	10,000

  Management fee				17,500	17,500	35,000	35,000

  Amortization expense	4,216	4,216 	8,432	8,432

  Other								    4,367	   14,823	     5,001	   14,824
	33,583	41,539	(63,433)	68,256

Loss before equity in loss of
Local Limited Partnerships	(33,583)	(41,250)	(63,401)	(67,481)

Equity in income of Local
	Limited Partnership	  100,680	   22,500	  122,500	    8,308

Net (income) loss			$  67,097	$ (18,750)	$   59,099	$ (59,173)

Allocation of net income (loss):

  Net income (loss) allocated
    to General Partner	$   3,355	$    (937)	$   2,955	$  (2,958)

  Net income (loss) allocated
    to Limited Partners	   63,742	  (17,813)	   56,144	   (56,215)

	$  67,097	$ (18,750)	$  59,099	$  (59,173)

Net income (loss) allocated to
  Limited Partners per Limited
  Partnership Unit (11,335 units
  outstanding at June 30, 2001
  and 2000)						$       6	$      (2)	$       5	$     (5)




Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED ? 1973?II
	(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended     	      Period Ended
	        June 30,       	        June 30,
	   2001   	   2000  	   2001   	   2000
CASH FLOWS FROM OPERATING
  ACTIVITIES:
Net income (loss)		$  67,097	$(18,750)	$ 59,099	$(59,173)
Adjustments to reconcile net
Income (loss) to net cash
used by operating activities:
Amortization			4,216	4,216	8,432	8,432
Equity in net income
  (loss) of local
  limited partnership	(100,680)	(22,500)	(122,500)	(8,308)
Decrease in due from affil-
iates and distributions
receivable			0	0	0	41,201
Increase in accounts
payable and accrued
management fees	   29,367	    5,000	   53,367	   26,250
  Total adjustments	  (67,097)	  (13,284)	   60,701	   67,575
    Net cash provided by
      operating activities	0	(32,034)	(1,602)	8,402

CASH FLOWS FROM INVESTING ACTIVITIES:
Advance to local limited
partnership				        0	        0	        0	  (36,692)
Net cash provided by
Investing activities	        0	        0	        0	 (36,692)

NET DECREASE IN CASH AND
CASH EQUIVALENTS			0	(32,034)	(1,602)	(28,290)

CASH BALANCE AT BEGINNING OF
PERIOD								      312	   33,948	    1,914	   30,204

CASH BALANCE AT END OF PERIOD	$     312	$   1,914	$     312	$   1,914





Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	June 30, 2001

	URBAN IMPROVEMENT FUND LIMITED ? 1973-II
	(A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited ? 1973-II
(the Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,405 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited - 1973?II prospectus, dated October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - As of June 30, 2001, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local
Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates
The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at June 30, 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the six-month period ended June 30, 2001 and 2000, the minimum fee of $17,500 has been accrued. At June 30, 2001, management fees of $1,313,167 have been recorded as a liability to the General Partner.

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

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2000, 1999 or 1998. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During 1997, PSI was removed as General Partner of 808 Investments Limited Partnership and converted to a Limited Partner. The new General Partner is a corporation in which Paul H. Pfleger owns a majority interest.
Note 4 - Investments in Local Limited Partnerships ? As of June 30, 2001, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

  June 30, 2001 	December 31, 2000

Capital contributions	$ 6,831,192	$ 6,831,192

Distributions	 (1,541,722)	(1,541,722)

Equity in losses	 (1,957,130)	(2,079,630)

Advances	36,692	36,692

Unamortized costs of acquisitions	    793,765	    802,197

		$ 4,162,797	$ 4,048,729

	Item 2 ? Management?s Discussion and Analysis of
	Financial Condition and Results of Operations

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $17,500 for the three-month period ended June 30, 2001 and 2000.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for June 30, 2001 and 2000, is summarized as follows:

	 For the Three-Month	For the Six-Month
	      Period Ended      	     Period Ended
	        June 30,        	       June 30,
											   2001   	   2000   	   2001   	   2000
Advance to Partnership
  with zero investment:
    Community Circle		$       0	$       0	$       0	$  (36,692)
Income (loss) from
  investments with
  non-zero investment:
808 Investments L.P.	  100,680	   22,500	  122,500	   45,000

									$ 100,680	$  22,500	$ 122,500	$   8,308

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

At June 30, 2001, the Partnership had advances from the General Partner of $177,006 and management fees payable to the General Partner of $1,313,167. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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


	PART II ? OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8?K

a)  None

b)	The registrant has not filed a report on Form 8?K during
      the quarter ending June 30, 2001.


















	SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
        Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner





Date	July 31, 2001	/s/Michael Fulbright
				(Signature)
				By:  Michael Fulbright, Secretary





Date	July 31, 2001	/s/John M. Orehek
				(Signature)
				By: John M. Orehek, Senior Vice President






-15-