Form 10QSB
period 2001-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2001-11-21
CIK 102342

UNITED STATES

	SECURITIES AND EXCHANGE COMMISSION

	Washington, D.C. 20549

	FORM 10-QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 2001

	OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

	Commission File Number 0-7771

	           URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Exact name of Small Business Issuer as specified in its charter)

          California          	    95-6398192
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington	98101-3076
     (Address of principal executive offices)	(ZIP code)

Registrant's telephone number, including area code:	206) 622-9900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes   X         No.


	PART I - FINANCIAL INFORMATION

	Item 1 - Financial Statements

	BALANCE SHEETS

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)

	ASSETS


September 30,
______2001_____
December 31,
_____2000_____

Cash

$     76,444

$       1,914







Investments in and advances to
Local Limited Partnerships
accounted for on the equity
  method



___4,164,455



____4,048,729
Total Assets
$  4,240,899
$   4,050,643





LIABILITIES AND PARTNER'S - (DEFICIT)

Accounts payable
$      22,550
$   19,500
Management fee payable
1,330,667
1,278,167
Payable to affiliates
____177,006
____177,006

    1,530,223
1,474,673



Partners" Capital (Deficit):
General Partner - 100 Partnership units
    authorized, issued and outstanding
(365,882)
 (347,700)
  Limited Partners - 11,405 Partnership units
    authorized, issued and outstanding
__3,076,558
___2,923,670

  2,710,676
   2,575,970


Total Liabilities and Partners' (deficit)


$ 4,240,899



$   4,050,643











































Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS" (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)



	September 30,	         December 31,
	    2001     		 __2000___

General Partner Interest - 100 Partner-
ship units issued and outstanding	$     95,000 	$     95,000

Limited Partners' Interest - 11,405
Partnership units issued and
outstanding	  11,430,000 	  11,430,000

Total	11,525,000 	11,525,000

Offering Expenses	(1,237,673)	(1,237,673)

Distributions to partners	(76,502)	(76,502)

Accumulated loss through
December 31, 2000	(7,634,855)	(7,634,855)

Loss for the nine-month period
ended September 30, 2001	_____134,706	 ______ -0-
	 (8,814,324)	(8,949,030)

Partners' Capital (deficit) at end of period	$  2,710,676	$ 2,575,970


















Unaudited.  See accompanying notes








STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)

										For the Three-Month	For the Nine-month
	        	Period Ended           		Period Ended
	          	September30,           	September30,
		   2001   	   2000   	   2001   	   2000

Revenues								$  -0-	$    23		$  31		$     798

Cost and expenses:

Professional fees			7,500		5,000	22,500	15,000

Management fee					17,500	17,500	52,500	52,500

Amortization					4,216	4,216	12,648	12,648

Other expense					      2,690	        46	7,690	   14,869
											31,906		26,762	95,338	95,017

Loss before equity in income
	(loss) of Local Limited
	Partnerships					(31,906)	(26,739)	(95,307)	(94,219)


Equity in income of Local
	Limited Partnerships		    107,513  	 22,500	   230,013	   30,808


Net (loss) Income				$   75,607		$  (4,239)	$  134,706 	 $ (63,411)

Allocation of Net loss:

Net Income (loss) allocated
  to General Partner		$     3,780		$   (212)	$   6,735	$   (3,170)

Net Income (loss) allocated
  to Limited Partners	    71,827		   (4,027)	   127,971 	   (60,241)

											$   75,607		$  (4,239)	$  134,706	$ (63,411)

Net Income (loss) allocated
  to Limited Partners per
  Limited Partnership Unit
  (11,405 units outstanding
  at September 30, 2001
	and 2000)							$       6		$       (3)	$_____  11	$      (5)






Unaudited.  See accompanying notes.








STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)

		For the Three-Month	        For the Nine-month
	       	Period Ended            	Period Ended
	        	September 30,         		September30,
	   2001   	   2000   	   2001   	   2000
CASH FLOWS FROM OPERATING
  ACTIVITIES:
	Net Income (loss	)			$  75,607	$   (4,239)  	$ 134,706	$  (63,411)
	Adjustments to reconcile net
  		Income (loss) to net cash
  		used by operating activities:
  			Amortization			4,216	4,216	12,648	12,648
	  		Equity in net loss of local
	     		Limited partnership	(107,513)	(22,500)	(230,013)	(30,808)
	  		Increase in due from affil-
	        iates and distributions
		  		receivable			-0-	-0-	-0-	41,200
    		Increase (decrease) in
        	accounts payable,
       	  management fees
          payable and payable
			  to affiliates		  2,183	   22,500 	___55,550   	   48,750
 Total adjustments				(101,114)	____4,216	_(161,815)     	71,790

  Net cash provided
    (used) by operating
    activities 					  (25,507)	    (23)   	(27,109)	         8,379

CASH FLOWS FROM INVESTING
ACTIVITIES:
Distributions received	   64,947	    -0-	   64,947	    -0-
Repayment (advance) to
local limited partnership	   36,692 	    -0-	   36,692	  (36,692)
        Net cash (used) by
Investing activities	   101,639	      -0-	   101,639	(36,692)

NET DECREASE IN CASH
	AND CASH EQUIVALENTS		76,132 	(23)	74,530	(28,313)

CASH BALANCE AT BEGINNING OF
  PERIOD								       312	    1,914	  1,914	  30,204

CASH BALANCE AT END OF
	PERIOD 								$76,444	$1,891	$76,444	$1,891


Unaudited.  See accompanying notes.

	NOTES TO SUMMARIZE FINANCIAL INFORMATION
	September 30, 2001

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

Note 2 - Method of Accounting - As of September 30, 2001, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships). Since the Partnership, as a limited partner, does not exercise control over the activities of the local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of the acquisition in a particular Local Limited partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partner of the Local Limited Partnership, deducted when paid for income tax purposes, are capitalized as acquisition costs of the Local Limited Partnerships and is included in the investment in local limited partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnership Properties. Amortization is discontinued when the investment is reduced to zero.

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

The Partnership estimated that the aggregate fair value of all financial instruments at September 30, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at September 30, 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000). Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the nine-month period ended September 30, 2001 and 2000, the minimum fee of $52,500 has been accrued. At September 30, 2001, management fees of $1,330,667 have been recorded as a liability to the General Partner.

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

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2001, 2000 or 1999. In addition, PSI became the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments
Limited Partnerships.  During 1997, PSI was removed as General
Partner of 808 Investments Limited Partnership and converted to a Limited Partner. The new General Partner is a corporation in which Paul H. Pfleger owns a majority interest.

Note 4 - Investments in Local Limited Partnerships - As of September
30, 2001, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The
        Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited
        Partnerships.

The investments in Local Limited Partnerships are comprised of:

  September 30, 2001 	December 31, 2000

Capital contributions	$6,831,192	$ 6,831,192

Distributions	 (1,606,669)	(1,541,722)

Equity in losses	 (1,849,617)	(2,079,630)

Advances	-0-		36,692

Unamortized costs of acquisitions	    789,549	    802,197

		$ 4,164,455	$ 4,048,729










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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $17,500 for the three-month period ended September 30, 2001 and 2000.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 2001 and 2000, is summarized as follows:






	 For the Three-Month	For the Nine-Month
	      Period Ended        Period Ended
	      September  30,      September 30,
	   2001   	   2000   	   2001   	   2000
Repayment from (advance to)
  Partnership  with zero investment:
    Community Circle			$36,692	$   -0-		$36,692	$  (36,692)
Distribution received from
  Partnership with zero investment:
  Community Circle				  8,821	       -0-		8,821	      -0-

Income (loss) from
  investments with
  non-zero investment:
808 Investments L.P.		  62,000  	  _22,500		_184,500	   67,500

										$107,513	   $ 22,500		$ 230,013	$ 30,808


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

At September 30, 2001, the Partnership had advances from the General Partner of $177,006 and management fees payable to the General Partner of $1,330,667. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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


	PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a)  None

b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2001.


















	SIGNATURES


646:  Pursuant to the requirements of Section 13 or 15(d) of the
                  Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf
648:  by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Registrant)
By:	Interfinancial Real Estate Management
Company, General Partner





Date	November 20, 2001  /s/Michael Fulbright
			   	    (Signature)
				By:  Michael Fulbright, Secretary





Date November 20, 2001	/s/John M. Orehek
				  (Signature)
				By: John M. Orehek, Senior Vice President