Form 10KSB
period 2001-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2002-07-31
CIK 102342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________.

Commission File Number 0-7771

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Exact name of small business issuer (Issuer) as specified in its charter)

          California                             95-6448384
State or other jurisdiction of                (I.R.S. Employer
incorporation or organization               Identification No.)

1201 Third Avenue, Suite 5400, Seattle, Washington  98101-3076
     (Address of principal executive offices)       (ZIP code)

Issuer's telephone number, including area code:  (206) 622-9900

Securities registered pursuant to Section 12(b) of the Executive
Act:  None

Securities registered pursuant to Section 12(g) of the Executive
Act:  None


Indicate by check mark whether the issuer (1) has filed all
reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes   X     No.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.    $183,702

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2001. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

The matters discussed in this form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the small business issuer (Issuer) from time-to-time. The discussion of the Issuer's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Issuer's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Item 1.  Business

Urban Improvement Fund Limited - 1973-II, a California limited partnership (the "Partnership"), was formed in July 1973 for the purpose of investing, through Local Limited Partnerships (LLPs), in federally and state-assisted low and moderate income housing projects. The Partnership will terminate on December 31, 2014. The termination can be earlier or later with an approval of a majority of the partners. Units of Limited Partnership Interest were sold in a public offering to investors who required tax shelter for income from other sources.

The Partnership commenced operations after offering 11,405 limited partnership units, at a price of $1,000 per interest, through a public offering registered in 1973 with the Securities and Exchange Commission (the "Offering"). The Offering terminated with subscriptions for all 11,405 limited partnership units.

The Partnership's business is to hold limited partnership interest in local limited partnerships, each of which owns and operates a multifamily rental housing property ("Properties") which may receive one or more forms of assistance from the federal government. There is a local general partner for each Local Limited Partnership and the Partnership is the principal limited partner. As a limited partner, the Partnership's liability for obligations of the Local Limited Partnerships is limited to its investment, and the Partnership does not exercise control over the activities of the Local Limited Partnerships in accordance with the partnership agreements. See "Item 6 Management's Discussion and Analysis or Plan of Operations" for information relating to the Partnership's rights and obligations to make additional contributions or loans to Local Limited Partnership.

The Partnership acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships. One of these projects was sold in 1978 through a trustee's sale (foreclosure). Two of these properties, Mott Haven Apartment VII and Mott Haven Apartments VIII were assigned to HUD in 1997 and sold through a trustee's sale (foreclosure) in 1999. One of the Partnerships, 808 Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during December 1997. 808 Investments Limited Partnership and the remaining seven (7) partnerships are described hereof.


The Partnership's investment objectives are to:

(1)  preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

The Partnership does not have any employees. Services are performed for the Partnership by the General Partner and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited has an Investment

                               Limited
                             Partnership
Property Name, Location       Ownership         Number
and Partnership Name          Interests        of Units

Community Circle               95.00%       160 residential
  Cleveland, Ohio

Crowninshield Apartments       95.00%       284 residential
  Peabody, MA

Holly Street
  Lawrence, MA                 95.00%        69 residential

King Drive
  Chicago, IL                  95.00%       315 residential

Met-Paca Section 1
  Mew York, NY                 99.00%        37 residential

Morrisania II
  New York, NY                 95.00%       161 residential

Southern Boulevard
  Phase One
  New York, NY                 94.94%        73 residential

808 Investment Limited
  Partnership                  94.50%
    Sedgefield                              124 residential
    Summit                                  128 residential
    Windsor                                 399 residential

                             Financed
                            Insured and     Units Receiving
Property Name, Location     Subsidized     Rental Assistance
And Partnership Name           Under        Under Section 8

Community Circle            Section 236           74%
  Cleveland, Ohio

Crowninshield Apartments    Section 236/MHFA       4%
  Peabody, MA

Holly Street
  Lawrence, MA              Section 236/MHFA    25% estimate

King Drive
  Chicago, IL               Section 236           31%

Met-Paca Section 1
  Mew York, NY              Section 236           53%

Morrisania II
  New York, NY              Section 236         25% estimate

Southern Boulevard
  Phase One
  New York, NY              Section 236           66%

808 Investment Limited
  Partnership
    Sedgefield              Not insured            None
    Summit                  Not insured            None
    Windsor                 Not insured            None

The real estate business is highly competitive. The Issuer competes with numerous established apartment owners and real estate developers of low-income housing having greater financial resources. There is additional risk of new construction occurring in areas where the Issuer has invested in existing government-assisted housing projects. Moreover, the outlook for subsidized housing is not determinable, given existing and proposed federal legislation. The Issuer's income is entirely dependent upon revenues received from the limited partnerships in which it is a limited partner. Investment in federally-assisted housing is subject to significant regulations. These regulations limit, among other things, the amount of return allowed on the initial equity investment, the manner in which such properties may be sold, and the persons to whom such properties may be sold. In 1987, fearing the loss of affordable housing units, Congress passed emergency legislation which prohibited prepayment of all FHA insured Section 236 or Section 221(d)(3) mortgages. Congress passed additional legislation in 1990 known as LIHPRHA (the Low Income Housing Preservation and Resident Homeownership Act). However, by 1995, Congress had determined the program was too expensive to continue. In March 1996, Congress changed the compensation program, severely limited funding, and restored the property owners' right to prepay the FHA mortgages and change the use of the properties under legislation known as the Housing Opportunity Program Extension Act of 1996. The General Partner of the Partnership has initiated steps to ensure that the Local Limited Partnerships comply with the provisions of LIHPRHA and subsequent legislation.

Regulation of Affordable Housing

The Federal Housing Administration ("FHA") has contracted with the seven subsidized rental projects under Section 8 of Title II of the Housing and Community Development Act of 1974 to make housing assistance payments to the Local Limited Partnerships on behalf of qualified tenants. The terms of the agreements are one or five years with one-year renewal options.

In 1997 and again in 1999, Congress enacted new ways to determine rent levels for properties receiving HUD's rental assistance under
Section 8 of the United States Housing Act of 1937 ("Section 8") after the expiration of their original Section 8 contracts. This new legislation will affect the local limited partnerships in which the Partnership has invested. On October 27, 1997, the President signed into law the Multifamily Assisted Housing Reform and Affordability Act of 1997 (the "1997 Housing Act"). Under the 1997 Housing Act, certain properties assisted under expiring Section 8 contracts and which have been receiving rents deemed to be above comparable market levels for unassisted properties, and financed with HUD-insured mortgage loans, will have, upon the renewal or extension of Section 8 contracts, rents marked to market rents.
This will be accomplished in various ways, the goal being to reduce
Section 8 rents to comparable market levels, thereby reducing the federal Section 8 subsidy obligation, and (ideally) by simultaneously lowering, or eliminating, required debt service costs (and decreasing operating costs) as needed to ensure financial viability at the reduced rent levels. The program also incorporates a requirement to perform any repair or rehabilitation deemed necessary by depositing funds to cover the first twelve month's work, and making sufficient monthly reserve deposits to ensure work required in succeeding years. In 1999, Congress enacted legislation (the "1999 Housing Act") that expanded on and clarified the provisions of the 1997 Housing Act, including permitting properties whose Section 8 rents were below comparable market rents to increase their Section 8 rents to market.

The 1997 and 1999 Housing Acts (together, the "Housing Acts") permit the retention of project based Section 8 contracts for most properties in rental markets with a limited supply of affordable housing or where the tenants are particularly vulnerable populations including the elderly, disabled or large families. In rental markets without a limited supply of affordable housing, the Housing Acts provide for phasing out project based subsidies, converting the assistance to tenant based assistance or vouchers. Under the tenant based system, rental vouchers would be issued to qualified tenants who then could elect to reside at properties of their choice, including the property in which they currently reside. Voucher rent levels are established by local housing authorities under guidelines set by HUD. While the Partnership does not expect the provisions of the Housing Acts to result in a significant number of tenants relocating from the properties owned by the Local Limited Partnerships, there can be no assurance that the new legislation will not significantly and adversely affect the operations of the properties of the Local Limited Partnership.

All of the units which receive rent subsidies from Section 8 have contracts which expire during the periods ending August 2004. The Housing Acts provide several options under which a Local Limited Partnership may elect, as appropriate, to renew its Section 8 contracts: (1) marking rents up to the comparable market rent, if current rents are below market; (2) renewing rents at the current level, if the level does not exceed comparable market rents, and receiving an operating cost adjustment factor (an "OCAF") or a budget based rent increase, as long as the rents do not exceed comparable market rents; (3) marking rents down to comparable market rents; (4) marking their rents down to an "exception rent" level, when comparable market rents would be too low to permit continued operation of the property under the Section 8 program, even with full debt restructuring; or (5) opting out of the Section 8 program. For properties assisted by Section 8, but not subject to these provisions (including, but not limited to, properties which do no have underlying HUD insured mortgages, or which have been financed through certain state housing finance agency or bond financed mortgage programs), rents will be continued at current levels, plus an OCAF or (in some instances) a budget based rent increase. In addition, properties can opt out of the Section 8 program only if very strict notice requirements have been met, including a requirement that HUD, the tenants, and the local governing body be given twelve months notice of a Local Limited Partnerships intention to opt out of the program prior to contract termination.

Each of the options requires an application to HUD, and, to a greater or lesser extent, the fulfillment of certain procedural submission requirements and financial requirements, which must be weighed in connection with the determination of which option to select.

The Section 8 requirements are separate from the requirements governing the underlying HUD-insured mortgage loans and any other
HUD, state or local requirements, all of which must be fulfilled, irrespective of the option chosen with regard to the continuation of
Section 8 participation.

Item 2.  Properties

The Issuer owns equity interest as a limited partner in the following real estate projects as of December 31, 2001:

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

HOLLY STREET - The Partnership owns a 69 unit project located in the cities of Methuen and Lawrence, Massachusetts, consisting of eleven two-, three- and four-story buildings of frame and brick construction. The project was rehabilitated pursuant to authority granted by the Massachusetts Housing Finance Agency, with subsidy under Section 236 of the National Housing Act.

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

These three conventional apartment complexes must compete with other apartment complexes in their local areas. A brief description follows of the competitive conditions in the areas where these properties are located:

Sedgefield Square
Sedgefield Square is located near the desirable Sedgefield area of Greensboro, North Carolina. The area is stable. Multi-family properties have average 90 percent occupancy over the last year.
The overall vacancy rate climbed from 8 percent in March 2001 to 8.3 percent in September 2001 and currently stands at 10.8 percent. The recent rise in the vacancy rate can be attributed to the lackluster economy, creating diminished demand, coupled with an over supply of units. Absorption over the past year totaled negative (-53) units, with positive 636 units absorbed from March 2001 to September 2001 and negative (-689) units absorbed in the most recent six-month period.

Development activity in the Greensboro-Winston-Salem area continues to slow with 415 units completed in the last six months. With only 640 units started in the last six months and 1,380 units under construction, vacancy rates should remain in the 10 percent range for 2002.

The Summit Apartments
The Summit Apartments is located within Escondido, California, approximately 45 minutes from downtown San Diego. The Summit has had an average occupancy of 95 percent during 2002. Although the market rents have remained stable at the Summit year to date, a recent survey conducted by For Rent Magazine, a leading local advertiser for apartment communities in the area, found that the rents for 2002 compared with those in effect in 2001 have increased in areas such as downtown San Diego but have decreased in Escondido on an average of 1.65 percent across all unit types. There are currently no multifamily housing developments under construction within the area.

Windsor Station
Windsor Station Apartments are located in the east Dallas metropolitan area. The sub-market is blue collar, primarily minority households. There has not been any new multi-family housing construction during the last five years and none is anticipated in the near future. Windsor Station's rents are 7 cents per square foot higher than the surrounding market at this time.
With a static market, there are no rental increases planned in 2002.

Incentive Management Fees

In three of the Local Limited Partnerships, the Issuer has entered into an agreement with the local General Partner to provide an incentive management fee to the local General Partner. The payment is deducted from the Issuer's cash distribution and recorded as an expense on the Issuer's financial statements. No expense was recorded in 2001 and 2000.

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

Southern Boulevard I - The local General Partner receives, as an incentive management fee, the following percentage of Urban '73-II cash distributions:

       Amount                             Percentage

    Up to $20,111                            37%
    Over $20,111                             50%

Occupancy Rates
          Partnership                 2001     2000

        Community Circle               97%      98%
        Crowninshield Apartments       99%      99%
        Holly Street                   99%     100%
        King Drive                     95%      94%
        Met Paca Section 1             99%      99%
        Morrisania II                 100%      99%
        Southern Boulevard             99%      99%
        808 Investment LP:
          Sedgefield Square            92%      95%
          The Summit                   90%      90%
          Windsor Station              92%      95%

Average Annual Rental Per Unit

          Partnership                 2001     2000

      Community Circle              $ 7,065   $ 6,821
      Crowninshield Apartments      $ 7,709   $ 7,178
      Holly Street                  $ 6,285   $ 6,026
      King Drive                    $ 6,010   $ 5,074
      Met Paca Section 1            $10,947   $10,629
      Morrisania II                 $ 8,476   $ 7,983
      Southern Boulevard            $10,023   $ 9,762
      808 Investment LP:
        Sedgefield Square           $ 7,117   $ 6,627
        The Summit                  $ 6,482   $ 5,827
        Windsor Station             $10,563   $ 8,843

Property Real Estate Tax
                                         Property Tax
          Partnership                 2001           2000
       Community Circle          $(22,872)-refund  $146,000
       Crowninshield Apartments  $173,893          $219,000
       Holly Street              $ 30,237          $ 37,000
       King Drive                $101,545          $159,000
       Met Paca Section 1        $ 36,076          $ 31,000
       Morrisania II             $160,000          $159,000
       Southern Boulevard        $ 77,041          $ 75,000
       808 Investment LP:
         Sedgefield Square       $ 53,378          $ 52,000
         The Summit              $ 91,344          $134,000
         Windsor Station         $279,401          $294,000

Federal Tax Basis Information

                              Federal       Original Building
Partnership                  Tax Basis       Method    Life

Community Circle             $4,123,000        DDB     15-20
Crowninshield Apartments     $7,118,000        SL      20
Holly Street                 $2,335,000        SL      22-40
King Drive                   $6,119,000        SL      27.5
Met Paca Section 1           $1,080,000        SL       5
Morrisania II                $2,009,000        DDB     24
Southern Boulevard           $2,550,000        SL       5
808 Investment LP:
  Sedgefield Square          $1,822,000        SL      27.5
  The Summit                 $3,570,000        SL      27.5
  Windsor Station            $4,750,000        SL      27.5

                           Bldg. Improvements  Personal Property
Partnership                  Method   Life      Method   Life

Community Circle               SL    20-40        SL     5-12
Crowninshield Apartments       SL    19-27.5      DDB    5-7
Holly Street                   SL    19-27.5      SL     5-8
King Drive                     SL    15-27.5      DDB    5-7
Met Paca Section 1             SL    19-27.5      DDB    5-7
Morrisania II                  SL    27.5         DDB    5-7
Southern Boulevard             SL    19-27.5      DDB    5-7
808 Investment LP:
  Sedgefield Square            SL    27.5         DDB    5-7
  The Summit                   SL    27.5         DDB    5-7
  Windsor Station              SL    27.5         DDB    5-7

Item 3.  Legal Proceedings

There are no material pending legal proceedings at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited Partnerships in which the Partnership is a Limited Partner.

PART II

Item 4.  Market for Common Equity and Related Partnership Matters

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the Issuer. Equity Resources purchased 751.5 units at a cost of $100 per unit. During the year ended December 31, 2001, Equity Resources purchased 281 units at a cost of $155 per unit. Equity Resources is not affiliated with the General Partner.

The General Partner and an affiliate of the General Partner purchased 279 units during the year ended December 31, 2000. The purchase price was $100 per unit for 42 units and $60 per unit for 237 units. An affiliate of the General Partner purchased 315 units during the year ended December 31, 2001. The purchasing price was $200 per unit.

During the year ended December 31, 2001, twelve partners transferred 463 units to individuals or entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

Holders -
 Title of        Name & Address of     Amount and Nature of   % of
  Class           Beneficial Owner     Beneficial Ownership  Class

General Partner   Interfinancial Real       100 Units         100%
  Interest        Estate Management Co.     ($95,000)
                  1201 Third Avenue
                  Suite 5400
                  Seattle, Washington 98101-3076

Limited Partner   440 Limited Partners      11,405 Units      100%
   Interest                                 ($11,430,000)

Interfinancial Real Estate Management Company owned 400 units of
Limited Partnership interest at December 31, 2001. An affiliate of Interfinancial Real Estate Management Company owned 837 units of Limited Partnership interest at December 31, 2001.

There have been no cash distributions to partners during the year ended December 31, 2001 and 2000. During 2000, two of the Local Limited Partnerships made state income tax withholding payments on behalf of the Partnership totaling $76,502. The individual partners of the Partnership receive credit for the tax payments made to the states. Therefore, these payments are treated as distributions to the partners of the Partnership.

Part III

Item 5.  Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

Liquidity

The Partnership's only source of cash flow is from distributions from its investments in Local Limited Partnerships or the sale or refinancing of the Local Limited Partnerships. There are no current discussions with potential buyers or properties being actively marketed.

Seven of the Local Limited Partnerships have regulatory agreements which restrict distributions to the computation of surplus cash. The computation of surplus cash is calculated by subtracting accounts payable and accrued expenses from cash on hand at the end of the year. 808 Investment Limited Partnership has no restriction on distributions and the General Partner is an affiliate of the General Partner of the Issuer. The majority of cash distributions have been from 808 Investment Limited Partnership during the past few years.

During the period 2001 and 2000, cash distributions from Local Limited Partnerships totaled $243,239 in 2001 and $76,502 in 2000. The distributions reported in 2000 of $76,502 was state income taxes paid on the Issuer's behalf by the Local Limited partnership's. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2000, the Partnership had advances from the General Partner of $177,006. These were repaid during 2001. At December 31, 2001, the Partnership had management fees payable to the General Partner of $1,308,167. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

                                              2001         2000

Urban's share of Distribution               $243,239     $ 76,502

Advances (made to) repaid by
  Local Limited Partnerships                $ 36,692     $(36,692)

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at December 31, 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.)
The Partnership recorded management fee expense of $70,000 per year for 2001 and 2000. The unpaid balance of the fees has been accrued. The balance of accrued management fees at December 31, 2001 was $1,308,167. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect.

The Partnership has entered into incentive management agreements with the General Partner in three of the Local Limited Partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from these Local Limited Partnerships. During 2001 and 2000, these partnerships did not generate sufficient surplus cash to pay the incentive management fees.

At December 31, 2001, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808 Investment Limited Partnership and Community Circle Apartments. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income (loss) of the Local Limited Partnerships for 2001 and 2000 is summarized as follows:

                                             2001         2000
Income (loss) from Partnerships
  with non-zero investments:
    808 Investments Limited Partnership    $  24,844    $  65,424
    Community Circle Apartments              106,255            0

Repayment of advances from
  (advances to) partnerships
  with zero investments:
    Community Circle Apartments               36,692      (36,692)

Distributions received from
  Partnerships with zero
  investments:
    Crowninshield                              6,989            0
    Community Circle Apartments                8,821       67,656

                                           $ 183,601    $  96,388

The actual combined income of Local Limited Partnerships will generally increase, or the combined losses of Local Limited Partnerships will generally decrease, as depreciation and interest decreases and the projects achieve stable operations. Much of the rental revenue of the Local Limited Partnerships is dependent on subsidy. In recent years, the Local Limited Partnerships have increased operating expenses to fund repairs and maintenance on the properties. Such repairs are limited by available cash flow. The distributions to the Partnership from Local Limited Partnerships are the result of profitable operations which produce cash flow for these projects.

The Partnership's investment objectives are to preserve and protect Partnership capital and provide capital appreciation through increase value of the Partnership's investment.

Item 6. Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public
Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban
        Improvement Fund Limited - 1973-II (the "Issuer," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a former partner in Smith & Radigan, Certified Public accountants, LLC while they were the principal auditors of the Issuer. Kenneth W. Bryant has formed a new firm and has been engaged by the General Partner as the principal auditor of the Issuer.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Issuer has provided a copy of this disclosure to the former accountant, and the Issuer has received from the former accountant, a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Issuer. This letter is filed as an Exhibit to this report.

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.


Item 7.  Financial Statements

Urban Improvement Fund Limited - 1973-II

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2001

Statements of Operations - Years ended December 31, 2001 and 2000

Statements of Changes in Partners' Capital (Deficit) -
Years ended December 31, 2001 and 2000.

Statements of Cash flows - Years ended December 31, 2001 and 2000

  Notes to Financial Statements

Kenneth  W. Bryant
Certified Public Accountant
555 North Point Center East
Fourth Floor
Alpharetta, GA 30022
678-366-5150

INDEPENDENT AUDITOR'S REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

I have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1973-II (a Limited Partnership) as of December 31, 2001, and the related statements of income (loss), changes in partners' capital (deficit) and cash flows for the year ended December 31, 2001. These financial statements and are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements and financial
statement schedules based on my audit.   In 2001, I did not audit
five of the financial statements of Urban Improvement Fund Limited - 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited - 1973-II's investment in these partnerships has been reduced to zero. The financial statements of Urban Improvement Fund Limited - 1973-II as of December 31, 2000 were audited by other auditors whose report dated April 20, 2001 expressed an unqualified opinion.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973-II as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/Kenneth W. Bryant Certified Public Accountant



Atlanta, Georgia
June 14, 2002

INDEPENDENT AUDITORS' REPORT



TO THE PARTNERS HOLLY STREET ASSOCIATES

We have audited the accompanying balance sheet of HOLLY STREET ASSOCIATES (a Limited Partnership) as of December 31, 2001, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOLLY STREET ASSOCIATES as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2002 on our consideration of HOLLY STREET ASSOCIATES' internal controls and reports dated January 18, 2002 on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with those reports in considering the results of our audit.


/s/Freedman Alpren & Green LLP


Freedman Alpren & Green LLP
New York, New York
January 18, 2002

INDEPENDENT AUDITOR'S REPORT


TO The Partners                  HUD Field Office Director
KING DRIVE APARTMENTS            Chicago, Illinois
Chicago, Illinois

We have audited the accompanying balance sheet of KING DRIVE APARTMENTS, Project No. 071-44141, as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KING DRIVE APARTMENTS as of December 31, 2001, and its profit or loss, changes in partners' equity and its cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2002 on our consideration of KING DRIVE APARTMENTS' internal control structure and reports dated January 25, 2002 on its compliance with specific requirements applicable to Major HUD Programs and specific requirements applicable to Affirmative Fair Housing.

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


/s/Haran & Associates Ltd.



HARAN & ASSOCIATES LTD.
Wilmette, Illinois
January 25, 2002

INDEPENDENT AUDITOR'S REPORT


Partners
Morrisania II Associates

We have audited the accompanying balance sheet of Morrisania II Associates (a Limited Partnership) as of December 31, 2001, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrisania II Associates (a limited partnership) as of December 31, 2001, and the results of its operations changes in partners' deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Siegel, Sacks, Press & Lacher, P.C.
Siegel, Sacks, Press & Lacher, P.C.
New York, New York
April 22, 2002

INDEPENDENT AUDITOR'S REPORT

To the Partners
Southern Boulevard Partners I

We have audited the accompanying balance sheet of Southern Boulevard Partners I FHA Project No. 012-44128, as of December 31, 2001, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners I as of December 31, 2001, and the results of its operations, changes in partners' accumulated deficit and cash flows for year then ended with accounting principles generally accepted in United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated March 4, 2002, on our consideration of Southern Boulevard Partners I internal controls and reports dated March 4, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/D'Arcangelo & Co., LLP
D'Arcangelo & Co., LLP
Purchase, New York
March 4, 2002

INDEPENDENT AUDITOR'S REPORT

To the Partners
Met Paca I Associates

We have audited the accompanying balance sheet of Met Paca I Associates, FHA Project No. 012-44154, as of December 31, 2001, and the related statements of profit and loss, partners' accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca I Associates as of December 31, 2001, and the results of its operations, changes in partners' accumulated deficit and cash flows for the year in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued our reported dated February 28, 2002, on our consideration of Southern Boulevard Partners I internal controls and reports dated February 28, 2002 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to affirmative fair housing and non-discrimination.
Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 28, 2002

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS

December 31, 2001




ASSETS


Cash and cash equivalents                    $     7,727

Distributions receivable                           6,989

Investments in and advances to Local
Limited Partnerships accounted for on
the equity method - Note 4                     3,920,638

                                             $ 3,935,354



LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Management fee payable - Note 3              $ 1,308,167

Accounts payable                                   2,500
                                               1,310,667

Partners' capital (deficit) - Note 2
General Partner - 100 Partnership units
authorized, issued and outstanding              (345,264)

Limited partners - 11,405 Partnership
units authorized, issued and outstanding       2,969,951
                                               2,624,687

                                             $ 3,935,354


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)




                                             Year Ended December 31,
                                               2001         2000

Interest income                            $      101    $      821

Expenses:
Professional Fees                              31,250        19,500
Management fees - Note 3                       70,000        70,000
Amortization expense                           22,940        16,863
Other expenses                                 10,795        14,870
                                              134,985       121,233
Loss before equity in income (loss)
  of Local Limited Partnerships              (134,884)     (120,412)
Equity in income (loss) of Local
  Limited Partnerships - Note 4               183,601        96,388

Net income (loss)                          $   48,717    $  (24,024)

Allocation of net income (loss):
Net income (loss) allocated to
  General Partner                          $    2,436    $   (1,201)
Net income (loss) allocated to
  Limited Partners                             46,281       (22,823)

                                           $   48,717    $  (24,024)
Net financial reporting income (loss)
  per unit:
    General partnership units
    (100 units outstanding allocated
    to General Partner)                    $     (24)    $      (12)
    Limited partnership units
    (11,405 units outstanding
    allocated to Limited Partners)         $      (4)    $       (2)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                           General        Limited
                           Partner        Partners      Total
Partners' capital
 (deficit) at
 January 1, 2000        $ (342,674)    $3,019,170    $2,676,496
Net income (loss)-2000      (1,201)       (22,823)      (24,024)
Distributions 2000          (3,825)       (72,677)      (76,502)
Partners' capital
 (deficit) at
 December 31, 2000        (347,700)     2,923,670     2,575,970
Net income (loss)-2001       2,436         46,281        48,717
Partners' capital
 (deficit) at
 December 31, 2001      $ (345,264)    $2,969,951    $2,624,687


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                           Year Ended December 31,
                                             2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                        $   48,717   $   (24,024)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Amortization of costs of
    acquisition                              22,940        16,863
  Equity in net loss
   (income) of Local
   Limited Partnerships                    (183,601)      (96,388)
  Increase in accounts receivable                 0           930
  Increase (decrease) in accounts
    Payable                                 (17,000)       18,250
  Increase in accrued management fees        30,000        70,000
   Total adjustments                       (147,661)        9,655
      Net cash used by operating
       activities                           (98,944)      (14,369)

CASH FLOWS FROM INVESTING ACTIVITIES:
Current year distributions                  245,071        40,271
Net advances to Local Limited
  Partnerships                               36,692       (36,692)
      Net cash provided (used) by
       investing activities                 281,763         3,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from (repayments to)
  General Partner                          (177,006)      (17,500)

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                            5,813       (28,290)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF YEAR                           1,914        30,204

CASH AND CASH EQUIVALENTS AT
  END OF YEAR                            $    7,727   $     1,914


During 2000, two local limited partnerships made state withholding payments totaling $75,502 for the benefit of Urban '73-II. These payments were recorded as distributions to Urban '73-II and distributions to the partners of Urban '73-II. During 2001, $8,821 was refunded and recognized in Equity in Income of Local Limited Partnerships.


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies

Organization

Urban Improvement Fund Limited - 1973-II (the Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,410 units of limited partnership interests pursuant to a public offering of such units which terminated on December 31, 1973. Since the offering, 5 units were abandoned, leaving a total of 11,405 units. The Partnership also issued 100 units of general partnership interests to Interfinancial Real Estate Management Company (the General Partner).

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

Investment in Local Limited Partnerships

As of December 31, 2001, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Amortization expense was $22,940 and $16,863 for the years ended
December 31, 2001 and 2000.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in net income (loss) of the Local Limited Partnerships is summarized as follows:

                                              2001           2000
Income from Partnership with
  non-zero investments:
    808 Investments Limited
    Partnership                         $    24,844     $    65,424
    Community Circle                        106,255               0

Repayment of advances from
  (advances to) Partnerships
  with zero investments:
    Community Circle                         36,692         (36,692)

Distributions received from
  Partnerships with zero
  investments:
    Crowninshield                             6,989              0
    Community Circle                          8,821         67,656

                                         $  183,601    $    96,388

Significant accounting policies followed by the Local Limited
Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income has been recorded in the financial statements, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at December 31, 2001 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures
URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Advances from General Partner

The general partner made advances to the Partnership of $732,923 in 1997. The funds were used to make contributions to 808 Investment
Limited Partnership.  The Partnership repaid $216,835 in 1998,
$321,582 in 1999, $17,500 in 2000 and $177,007 in 2001.  The
advances were non-interest bearing and due on demand.

Distributions Receivable

At December 31, 2001, distributions of $6,989 from Crowninshield
Apartments had not been received. The distributions were received during 2002.

Note 2 - Reconciliation Between Net Loss and Partners' Capital
(Deficit) of the Partnership For Financial Reporting Purposes and
Income Tax Reporting Purposes

A reconciliation of the Partnership's loss for financial reporting purposes and the Partnership's loss for income tax reporting purposes follows:

                                          For the Year Ended
                                             December 31,
                                          2001          2000
Net income (loss) for financial
  Reporting purposes                  $   48,717    $   (24,024)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 2 - Reconciliation Between Net Loss and Partners' Capital
(Deficit) of the Partnership For Financial Reporting Purposes and Income Tax Reporting Purposes - Continued

                                               For the Year Ended
                                                   December 31,
                                                 2001       2000
Amortization of initial or rent-up
  fees and other costs of acquisition
  capitalized for financial reporting
  purposes and previously deducted for
  income tax reporting purposes                 22,940     16,863

Equity in income (losses) reported by
  Local Limited Partnerships for income
  tax reporting purposes in excess of
  income (losses) for financial reporting
  purposes                                     977,576    728,246

Accrual and other adjustments for
  financial reporting purposes                  30,000     58,118

Net income as reported on the federal
  income tax return                         $1,079,233  $  779,203

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                              For the Year Ended
                                                 December 31,
                                              2001           2000
Partners' capital (deficit) for
  financial reporting purposes          $  2,624,687   $  2,575,970

Unamortized portion of initial
  and rent-up fees and other costs
  of acquisition capitalized for
  financial reporting purposes and
  previously deducted for income tax
  reporting purposes                        (779,257)      (802,197)

Commissions and offering expenses
  capitalized for income tax reporting
  purposes and charged to capital for
  financial reporting purposes             1,237,673      1,237,673

Equity in cumulative losses of Local
  Limited Partnerships for income tax
  reporting purposes in excess of losses
  for financial reporting purposes       (21,277,993)   (22,247,853)

Accrual and other adjustments for
  financial reporting purposes             1,315,436      1,278,167

Partners' capital (deficit) as reported
  on the federal income tax return      $(16,879,454)  $(17,958,240)

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

Note 3 - Management of Urban Improvement Fund Limited - 1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at December 31, 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the years ended December 31, 2001 and 2000, the minimum fee of $70,000 has been accrued. At December 31, 2001, management fees of $1,308,167 have been recorded as a liability to the General Partner.

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

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership Services, Inc.
(PSI), another corporation in which Paul H. Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2001 and 2000. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During 1997, PSI was removed as General Partner of 808 Investments Limited Partnership and converted to a Limited Partner. The new General Partner is a corporation in which Paul H. Pfleger owns a majority interest.

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                             Equity In
                               Capital        Income
                            Contributions    (Losses)     Subtotal

December 31, 2001:

Community Cir. Ltd         $  282,713  $   (261,540)  $     21,173
Crowninshield Apts            675,698    (3,085,363)    (2,409,665)
Holly Street                  261,000    (1,159,011)      (898,011)
King Drive Apts               300,640    (3,356,175)    (3,055,535)
808 Investments L.P.        2,303,864     1,347,971      3,651,835
Met Paca I Assoc              159,341      (284,795)      (125,454)
Morrisania II                 882,740    (3,549,642)    (2,666,902)
Southern Blvd. I              180,235      (689,988)      (509,753)

                           $5,046,231  $(11,038,543)   $(5,992,312)

                                      Losses Not
                                       Recorded
                                       (Note 1)          Advances

Community Cir. Ltd                   $        0         $       0
Crowninshield Apts                    2,253,233                 0
Holly Street                            857,341                 0
King Drive Apts                       2,887,741                 0
808 Investments L.P.                          0                 0
Met Paca I Assoc                        102,159                 0
Morrisania II                         2,568,315                 0
Southern Blvd. I                        464,904                 0

                                     $9,133,693           $     0

                                          Costs of
                                         Acquisition    Investment
                                          (Note 1)          Net

Community Cir. Ltd                     $    79,005     $  100,178
Crowninshield Apts                         156,432              0
Holly Street                                40,670              0
King Drive Apts                            167,794              0
808 Investments L.P.                       168,625      3,820,460
Met Paca I Assoc                            23,295              0
Morrisania II                               98,587              0
Southern Blvd. I                            44,849              0

                                       $   779,257     $3,920,638

                                             Equity In
                               Capital        Income
                            Contributions    (Losses)     Subtotal

December 31, 2000:

Community Cir., Ltd        $  282,713   $   (433,337)  $   (150,624)
Crowninshield Apts            682,687     (3,376,841)    (2,694,154)
Holly Street                  261,000     (1,215,572)      (954,572)
King Drive Apts               300,640     (3,303,358)    (3,002,718)
808 Investments L.P.        2,540,114      1,323,127      3,863,241
Met Paca I Assoc              159,341       (377,157)      (217,816)
Morrisania II                 882,740     (3,618,535)    (2,735,795)
Southern Blvd. I              180,235       (677,498)      (497,263)

                           $5,289,470   $(11,679,171)  $ (6,389,701)

                                      Losses Not
                                       Recorded
                                       (Note 1)          Advances

Community Cir., Ltd                  $   28,850          $ 36,692
Crowninshield Apts                    2,537,722                 0
Holly Street                            913,902                 0
King Drive Apts                       2,834,924                 0
808 Investments L.P.                          0                 0
Met Paca I Assoc                        194,521                 0
Morrisania II                         2,637,208                 0
Southern Blvd. I                        452,414                 0

                                     $9,599,541          $ 36,692

                                          Costs of
                                         Acquisition    Investment
                                          (Note 1)          Net

Community Cir., Ltd                    $    85,082     $        0
Crowninshield Apts                         156,432              0
Holly Street                                40,670              0
King Drive Apts                            167,794              0
808 Investments L.P.                       185,488      4,048,729
Met Paca I Assoc                            23,295              0
Morrisania II                               98,587              0
Southern Blvd. I                            44,849              0

                                       $   802,197     $4,048,729

A reconciliation to combined statement of partners' deficits follows:

                                             2001           2000
Urban Improvement Fund
  Limited - 1973-II
  capital contributions
  less equity in losses               $(5,992,312)     $(6,389,701)

Flexible subsidy contributed
  by HUD during 1981 and 1982
  allocated to partners' capital          123,135          123,135

Urban Improvement Fund
  Limited - 1973-II's
  share of combined
  equity of Local Limited
  Partnerships per the
  accompanying statement              $(5,869,177)     $(6,266,566)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2001 and 2000, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the year ended December 31, 2001 is summarized as follows:

COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2001

Assets

Cash                                              $    862,796
Cash in escrow and other restricted funds            3,225,176
Accounts receivable                                    291,991
Prepaid expenses                                       399,886
Notes receivable                                        10,722
Other assets, net of accumulated amortization          370,808
                                                     5,161,379
Property on the basis of cost - Note 5:
  Land                                               4,771,773
  Buildings, improvements and equipment             51,429,116
                                                    56,200,889
    Less accumulated depreciation                  (30,373,480)
                                                    25,827,409

                                                  $ 30,988,788

Liabilities and Partners' Capital (Deficit)

Mortgage notes payable - Note 6                   $ 34,263,690
Accounts payable and accrued expenses                1,877,524
Payable to current and former general partners         525,608
Tenants' security and other deposits                   433,971
                                                    37,100,793
Partners' capital (deficit) per accompanying
  Statements                                        (6,112,005)

                                                  $ 30,988,788

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF INCOME OF LOCAL LIMITED PARTNERSHIPS

					For the Year Ended
					        December 31,
						    2001   	    2000
Revenue:
  Net rental income                      $12,395,135     $11,816,047
    Financial                                 57,591          62,730
    Other                                    279,802         218,568
                                          12,732,528      12,097,345
Expenses:
  Administrative                           2,178,594       2,082,457
  Utilities                                2,469,735       2,103,045
  Operating                                2,735,812       2,692,313
  Taxes and insurance                      1,646,545       1,871,455
  Financial expenses                       1,510,996       1,558,229
  Depreciation and amortization            1,513,478       1,445,701
  Other expenses                               2,174               0
                                          12,057,334      11,753,200

Net income                               $   675,194     $   344,145

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS

                     Urban
                   Improvement    Other
                  Fund Limited   Limited     General
                     1973-II     Partners    Partners       Total

Partners' capital
 (deficit) at
 January 1, 2000  $(6,516,427)  $   18,759  $(287,764)  $(6,785,432)

Net income (loss)
 - 2000               326,363          358     17,424       344,145

Distributions         (76,502)        (712)    (3,364)      (80,578)

Partners' capital
 (deficit) at
 December 31,
 2000              (6,266,566)      18,405   (273,704)   (6,521,865)

Net income (loss)
 - 2001               640,628        1,800     32,766       675,194

Distributions        (243,239)           0    (22,095)     (265,334)

Partners' capital
 (deficit) at
 December 31,
 2001            $ (5,869,177)  $    20,205  $(263,033) $(6,112,005)

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS



Note 4 - Investments in Local Limited Partnerships Accounted
for on the Equity Method - Continued
                                                 December 31,
                                             2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                              $   675,194    $   344,145
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
  Depreciation and amortization           1,513,478      1,448,967
  Increase (decrease) in receivables,
    escrows, restricted deposits,
    prepaid expenses and other assets      (238,626)       (50,542)
  Increase (decrease) in accounts
    payable, accrued expenses and
    tenant security deposit
    liability                               (18,746)      125,465
  Total adjustments                       1,256,106     1,523,890
   Net cash provided
   (used) by operating
   activities                             1,931,300     1,868,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                       (875,682)     (672,294)
  Net cash used by investing activities    (875,682)     (672,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage principal payments                (823,358)     (765,545)
Distributions paid                         (265,332)      (80,578)
Net advances from (to) affiliates           (36,692)       56,292
Other financing activities                  (26,561)      (50,133)
  Net cash provided (used) by
    financing activities                 (1,151,943)     (839,964)

INCREASE (DECREASE) IN CASH                 (96,325)      355,777

CASH BALANCE AT BEGINNING OF YEAR           959,121       603,344

CASH BALANCE AT END OF YEAR             $   862,796   $   959,121


SUPPLEMENTAL INFORMATION REGARDING
  INTEREST PAYMENTS IS AS FOLLOWS:
    Interest paid                       $ 1,506,142   $ 1,753,637

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net loss for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                              December 31,
                                         2001              2000

Combined net income (loss)
  for financial Reporting
  purposes                         $    675,194      $    344,145

Excess depreciation for
  financial reporting
  purposes over depreciation
  for income tax reporting
  purposes and accrual
  adjustments for financial
  reporting purposes                    487,190           508,071

Combined net income as
  reported on the federal
  income tax returns               $  1,162,384      $    852,216

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital
(deficit) for income tax reporting purposes follows:

                                          2001            2000
Combined partners' capital
 (deficit) for financial
 reporting purposes                 $ (6,112,005)    $ (6,521,865)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for income
 tax reporting purposes
 and accrual adjustments
 for financial reporting
 purposes                            (12,779,720)     (13,269,665)

Combined partners' capital
 (deficit) as reported
 on the federal income
 tax returns                        $(18,891,725)    $(19,791,530)

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

Mortgage Notes Payable

Seven of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts Housing Financing Agency
(MHFA). The mortgage notes payable by 808 Investment Limited Partnership are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately 7 percent to 9.71 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $294,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $97,000 to seven Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments of six of the Local Limited Partners to those required for mortgages carrying a one percent interest rate and one to a two and one-half percent interest rate.

Details of the loans are as follows:

                         Mortgage Balance       Mortgage Balance
                         December 31, 2001      December 31, 2000

HUD insured                 $10,510,102            $10,939,707
MFHA insured                  5,305,369              5,473,630
Not insured                  18,448,219             18,673,711

                            $34,263,690            $35,087,048

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Mortgage Notes Payable - Continued

The scheduled principal reductions for the next five years are as follows:

                   Year Ended
                   December 31,                Amount

                      2002                 $   890,505
                      2003                     952,842
                      2004                   1,026,859
                      2005                   1,114,759
                      2006                   1,208,885
                      Beyond                29,069,840

                                           $34,263,690

National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, seven of the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2001, approximately $1,350,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

Under terms of the regulatory agreements, seven of the Local Limited Partnerships are required to make monthly deposits into replacement funds which are under the control of the mortgagees. Such deposits commence with the initial principal payments on the mortgage loans. Expenditures from the replacement funds must be approved by the respective agencies.

Five of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2001 and 2000, the Local Limited Partnerships received approximately $2,666,000 and $2,653,000, respectively, in Section 8 and rent supplement funds.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with or are the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                   Affiliate                2001        2001
                  of General Percent of  Management  Bookkeeping
Partnership        Partner    Revenues  Fee Expense  Fee Expense

Community Circle     No        7.12%     $ 78,742      $13,286
Crowninshield
  Apartments         Yes       6.00%     $131,954      $18,204
Holly Street         Yes       6.00%     $ 30,000      $ 4,422
King Drive           Yes      11.75%     $211,676      $18,840
808 Investment LP    No        4.00%     $171,845      $     0
Met-Paca Section 1   Yes       4.67%     $ 19,560      $ 6,327
Morrisiana II        Yes       6.23%     $ 85,008      $     0
Southern Boulevard   Yes       5.34%     $ 38,544      $     0


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued




Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund Limited
1973-II has an Investment

                                           Buildings
          Description                          and
Partnership/                       Land      Improvement       Total
Location         No. of Units

Community
 Circle, Ltd.
 Cleveland, OH  160 apartments  $  240,000  $ 4,593,077  $ 4,833,077
Crowninshield
 Apartments
 Associates
 Peabody, MA    284 apartments     128,109    7,182,018    7,310,127
Holly Street
 Associates
 Methuen and
 Lawrence, MA    69 apartments      28,353    2,339,509    2,367,862
King Drive
 Apartments
 Assoc.
 Chicago, IL    315 apartments     340,494    6,879,734    7,220,228
Met-Paca I
 Associates
 New York, NY    37 apartments      83,642    1,166,726    1,250,368
Morrisania II
 Associates
 New York, NY   161 apartments      91,956    5,487,851    5,579,807
Southern
 Boulevard
 Partners
 Bronx, NY       73 apartments      19,219    2,917,787    2,937,006
808 Investments
 Limited
 Partnership:
   Sedgefield   124 apartments     550,000    3,836,370    4,386,370
   Summit       128 apartments   1,790,000    6,964,739    8,754,739
   Windsor      399 apartments   1,500,000   10,061,305   11,561,305

                                $4,771,773  $51,429,116  $56,200,889

                                                         Date of
   Description                         Accumulated    Completion of
   Partnership                         Depreciation   Construction
Location           No. of Units

Community Circle, Ltd.
  Cleveland, OH    160 apartments        $ 3,179,562       1974
Crowninshield Apartments
  Associates
  Peabody, MA      284 apartments          6,405,599       1975
Holly Street Associates
 Methuen and
 Lawrence, MA       69 apartments          1,866,291       1975
King Drive Apartments
 Assoc.
 Chicago, IL       315 apartments          6,664,302       1974
Met-Paca I Associates
  New York, NY      37 apartments          1,030,394       1974
Morrisania II Associates
  New York, NY     161 apartments          5,405,060       1975
Southern Boulevard
 Partners
 Bronx, NY          73 apartments          2,482,962       1974
808 Investments Limited
 Partnership:
  Sedgefield       124 apartments            635,227       1988
  Summit           128 apartments          1,087,704       1987
  Windsor          399 apartments          1,616,379       1986

                                         $30,373,480


                                                   Life in Which
                                                   Depreciation
                                                    in latest
                                                      Income
         Description                       Date      Statement
         Partnership                     Acquired   is Computed
Location             No. of Units

Community Circle, Ltd.
 Cleveland, OH        160 apartments        1973       3-40 years
Crowninshield Apartments
 Associates
 Peabody, MA          284 apartments        1973      10-20 years
Holly Street Associates
 Methuen and
 Lawrence, MA          69 apartments        1973      22-40 years
King Drive Apartments
 Assoc.
 Chicago, IL          315 apartments        1973      12-20 years
Met-Paca I Associates
 New York, NY          37 apartments        1973       5-20 years
Morrisania II Associates
 New York, NY         161 apartments        1973      10-25 years
Southern Boulevard
 Partners
 Bronx, NY             73 apartments        1973      20-25 years
808 Investments Limited
 Partnership:
  Sedgefield          124 apartments        1997       7-27.5 years
  Summit              128 apartments        1997       7-27.5 years
  Windsor             399 apartments        1997       7-27.5 years

Balance at
 January 1, 2000   $4,771,773  $49,881,141  $54,652,914  $27,501,291
Additions during
 year                       0      672,294      672,294            0
Disposals during
 year                       0            0            0            0
Depreciation
 expense                    0            0            0    1,403,346

Balance at
 December 31, 2000   4,771,773  50,553,435   55,325,208   28,904,637

Additions during
 year                        0     875,681      875,681            0
Disposals during
 year
Depreciation
 expense                     0           0            0    1,468,843

Balance at
 December 31,
 2001               $4,771,773 $51,429,116  $56,200,889  $30,373,480


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued




Note 6 - Encumbrances of Local Limited Partnerships in which
Urban Improvement Fund Limited 1973-II has an Investment


                                            Outstanding
                Description                  Mortgage
Partnership/Location      No. of Units        Balance

Community Circle, Ltd.   160 apartments    $ 1,972,785

Crowninshield Apartments 284 apartments      4,201,402

Holly Street Associates   69 apartments      1,103,967

King Drive Apartments    315 apartments      3,845,152

Met-Paca Section I        37 apartments        602,908

Morrisania II Associates 161 apartments      2,963,677

Southern Boulevard        73 apartments      1,125,580

808 Investments Limited
 Partnership:
  Sedgefield             124 apartments      3,453,394
  Summit                 128 apartments      5,684,313
  Windsor                399 apartments      9,310,512

                                           $34,263,690

                         Gross      Net
Description             Interest  Interest   Gross    Interest
Partnership              Rate      Rate     Payment    Subsidy


Community Circle, Ltd.    7.00%    1.00%   $  18,852   $  (11,616)

Crowninshield Apartments  7.46%    2.50%      36,650      (20,519)

Holly Street Associates   9.71%    1.00%      12,071       (8,090)

King Drive Apartments     7.00%    1.00%     37,751       (23,954)

Met-Paca Section I        7.00%    1.00%      9,524        (3,699)

Morrisania II Associates  8.50%    1.00%     29,599       (23,000)

Southern Boulevard        7.00%    1.00%     16,787        (6,513)

808 Investments Limited
 Partnership:
  Sedgefield              7.19%     7.19%    24,693             0
  Summit                  7.28%     7.28%    40,991             0
  Windsor                 7.29%     7.29%    67,204             0

      Description              Net   Maturity   Balloon at   Insured
Partnership/Location         Payment   Date      Maturity       By


Community Circle, Ltd.     $  7,236   Jun 2025  $        0      HUD

Crowninshield Apartments     16,131   Dec 2018           0     MFHA

Holly Street Associates       3,981   Apr 2016           0     MFHA

King Drive Apartments        13,797   Oct 2014           0      HUD

Met-Paca Section I            5,825   Mar 2015           0      HUD

Morrisania II Associates      6,599   Jul 2016           0      HUD

Southern Boulevard           10,274   Jul 2016           0      HUD

808 Investments Limited
 Partnership:
  Sedgefield                 24,693   Jan 2008   3,082,000      N/A
  Summit                     40,991   Jan 2008   5,080,000      N/A
  Windsor                    67,204   Jan 2008   8,321,000      N/A

PART IV

Item 8.  Directors and Executive Officers of the Issuer

(a) The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have directors as such.
The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

      Name               Age                 Office

Paul H. Pfleger          67           Director/President
John M. Orehek           48           Director/Senior Vice President

The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

      Name               Age                 Office

Paul H. Pfleger          67            Chairman of the Board
John M. Orehek           48            Senior Vice President
Michael Fulbright        48            Secretary

(b)	The Issuer has no employees.
(c)	There are no family relationships between any directors or
executive officers.

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

Item 8.  Directors and Executive Officers of the Issuer - Continued

Michael Fulbright, Secretary. Mr. Fulbright is General Counsel for Security Properties Inc. He joined the Company in 1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management Company, during 1994.

(d) Section 20 of the Amended Certificate and Agreement of Limited Partnership of the Issuer provides for the indemnification of the General Partner and its designees and nominees against liability resulting from errors in judgment or any acts or omissions, whether or not disclosed, unless caused by a breach of fiduciary duty of such parties to the Issuer or its limited partners. None of the officers or directors of the General Partner of the Issuer have filed a petition under the federal bankruptcy laws or any state insolvency act, nor have they been engaged in any acts over the past five years that would impair their ability or integrity as directors or executive officers of the General Partner of the Issuer.

Item 9.  Executive Compensation

(a) The Issuer does not pay any salary or other remuneration to the officers of the General Partner of the Issuer.

(b) The Issuer has no plan or arrangement to pay any salary or other remuneration to the officers in the future.

(c) There are no options, warrants, rights or any other such remuneration available to the General Partner of the Issuer.

(d) The Issuer will not pay any salary or other remuneration to the directors of the General Partner of the Issuer.

Item 10.  Security Ownership of Certain Beneficial Owners and
Management

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
                  1201 Third Avenue
                  Suite 5400
                  Seattle, Washington 98101-3076

The General Partner owns 400 units of Limited Partner interest, and an affiliate of the General Partner owns 837 units of Limited
Partner interest.

(b) No officers or directors of the General Partner of the Issuer own a Partnership interest.

(c)  No change in control of the Issuer is anticipated.

Item 11.  Certain Relationships and Related Transactions

(a) There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

(b)  There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership paid management fees of $70,000 per year to the general partner.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance was repaid at December 31, 2001. During 2001 and 2002, the Partnership repaid $177,006 and $817,500, respectively.

There were no other transactions which officers or directors of the general partner had an interest.

The Partnership accrued management fees of $70,000 per year to the general partner. The balance of accrued and unpaid management fees was $1,308,167 at December 31, 2001.

There were no other transactions which officers or directors of the general partner had an interest.

Item 12.  Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 - Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
          Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1973-II
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




By:  /s/Paul H. Pfleger              Date: July 31, 2002
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company




By:  /s/John M. Orehek                Date: July 31, 2002
     John M. Orehek
     Senior Vice President
     Interfinancial Real Estate Management Company


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/Paul H. Pfleger                          July 31, 2002
     Paul H. Pfleger, Director/President            Date
     Interfinancial Real Estate Management Company




By:   /s/John M. Orehek                              July 31, 2002
     John M. Orehek, Director/Senior Vice President       Date
     Interfinancial Real Estate Management Company.

Form 8-K - CURRENT REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 8-K


CURRENT REPORT


Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report: February 8, 2002

Urban Improvement Fund Limited - 1973-II
(Exact name of registrant as specified in its charter)


California                 0-7771             95-6398192
(State or other         (Commission        (I.R.S. Employer
jurisdiction            File Number)     Identification Number)
of incorporation)


55 Beattie Place
Post Office Box 1089
Greenville, South Carolina 29602
(Address of principal executive offices)


Registrant's telephone number, including area code (864) 239-1000

N/A

(Former address, if changed since last report)





Item 4.    Changes in Registrant's Certifying Accountant


As of February 8, 2002, Smith & Radigan, Certified Public
Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1973 (the "Registrant" or the "Partnership"),
          was terminated. As of the same date, the firm of Kenneth W. Bryant, CPA was engaged to provide the service for the Registrant.

The audit reports of Smith & Radigan, Certified Public Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2000 and 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

Kenneth W. Bryant was a partner in Smith & Radigan, Certified Public Accountants, LLC while they were the principal auditors of the Registrant. Kenneth W. Bryant has formed a new firm and has been engaged as the principal auditor of the Registrant.

During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

Item 7.   Financial Statements and Exhibits

         (c)  Exhibits

16.1 Letter dated February 8, 2002 from the former accountant regarding its concurrence with the statements made by the Registrant in this Current Report.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.






URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Registrant)
By:  Interfinancial Real Estate Management
Company, General Partner




/s/Michael Fulbright
(Signature)
By:  Michael Fulbright, Secretary




/s/John M. Orehek
(Signature)
By:  John M. Orehek, Senior Vice President



Date:  February 8, 2002


Exhibit 16.1





February 8, 2002



Office of the Chief Accountant
Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C.  20549

Dear Sir/Madam:

We have read Item 4 included in the Form 8-K dated February 8, 2002 of Urban Improvement Fund Limited - 1973-II filed with the
Securities and Exchange Commission and are in agreement with the statements contained therein.

Very truly yours,




SMITH & RADIGAN, CERTIFIED PUBLIC ACCOUNTANTS, LLC
Atlanta, Georgia

/s/Timothy P. Radigan
   Timothy P. Radigan