Form 10QSB
period 2002-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2002-07-31
CIK 102342

[COMMENT1]	UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

BALANCE SHEETS

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)


ASSETS

	March 31,	December 31,
	   2002   	   2001

Cash				$    8,489	$    7,727

Distribution receivable	0	6,989

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method	 3,966,051	 3,920,638

 	  Total Assets	$3,974,540	$3,935,354

	LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable	$    2,500	$    2,500

Management fee payable	 1,325,667	 1,308,167
					1,328,167	1,310,667

Partners' (Deficit):
General Partner - 100 Partnership units
authorized, issued and outstanding	(344,180)	(345,264)

Limited Partners - 11,405 partnership
units authorized, issued and
outstanding	 2,990,553	 2,969,951
			 2,646,373	 2,624,687

Total Liabilities and Partners' (Deficit)	$3,974,540	$3,935,354









Unaudited.  See accompanying notes.

	CAPITALIZATION AND PARTNERS' (DEFICIT)

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)





	March 31,	December 31,
	    2002    	    2001
General Partner Interest - 100
Partnership units issued
and outstanding	$     95,000	$     95,000

Limited Partners' Interest - 11,405
Partnership units issued and
outstanding	  11,430,000	  11,430,000

Total	11,525,000	11,525,000

Offering Expenses	(1,237,673)	(1,237,673)

Distributions to partners	(76,502)	(76,502)

Accumulated loss through
December 31, 2001	(7,586,138)	(7,586,138)

Loss for three-month period ended
March 31, 2002	      21,686	           0
					  (8,878,627)	  (8,900,313)

Partners' (Deficit) at End of Period	$  2,646,373	$  2,624,687



















Unaudited.  See accompanying notes.

	STATEMENTS OF INCOME

	URBAN IMPROVEMENT FUND LIMITED - 1973-II
	(A Limited Partnership)


	For the Three-Month
	        Period Ended
	March 31,	March 31,
	   2002   	   2001

Revenues								$       25	$      32

Cost and expenses:

  Professional fees		5,000	7,500

  Management fee				17,500	17,500

  Amortization expense	5,736	4,216

  Other								      1,253	      634
											29,489	29,850

Loss before equity in loss of
Local Limited Partnerships	(29,464)	(29,818)

Equity in income (loss) of Local
	Limited Partnership	     51,150	    21,820

Net income (loss)			$    21,686	$   (7,998)

Allocation of net gain (loss):

  Net gain (loss) allocated to General
    Partner						$    1,084	$     (400)

  Net gain (loss) allocated to Limited
    Partners						    20,602	    (7,598)

	$   21,686	$   (7,998)

Net gain (loss) allocated to Limited
  Partners per Limited Partnership Unit
  (11,405 units outstanding at March 31,
  2002 and 2001)				$        2	$      (1)





Unaudited.  See accompanying notes.

	STATEMENTS OF CASH FLOWS

	URBAN IMPROVEMENT FUND LIMITED -1973-II
	(A Limited Partnership)



	For the Three-Month
	        Period Ended
	March 31,	March 31,
	   2002   	   2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)		$    21,686	$    (7,998)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Amortization			5,736	4,216
Equity in net gain of local
	limited partnership	(51,150)	(21,820)
Decrease in due from affiliates
and distributions receivable	6,990	0
Increase in
accounts payable and
accrued management fees	   17,500	   24,000
  Total adjustments	   20,924	    6,396
    Net cash provided (used)
      operating activities	762	(1,602)

NET DECREASE IN CASH AND CASH EQUIVALENTS	762	(1,602)

CASH BALANCE AT BEGINNING OF PERIOD	     7,727	    1,914

CASH BALANCE AT END OF PERIOD	$    8,489	$     312


















Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
March 31, 2002

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)


Note 1 - Organization - Urban Improvement Fund Limited ? 1973-II (the Partnership) was formed under the California Uniform Limited Partnership Act on July 1, 1973, for the principal purpose of investing in other limited partnerships (Local Limited Partnerships), which own federal and state-assisted housing projects. The Partnership issued 11,410 units of limited partnership interest pursuant to a public offering of such units which terminated on December 31, 1973. Since the offering, five units were abandoned leaving a total of 11,405 units. The Partnership also issued 100 units of general partnership interest to Interfinancial Real Estate Management Company (the General Partner).

The Urban Improvement Fund Limited - 1973-II prospectus, dated
October 24, 1973, specified that the General Partner has five percent interest in profits, losses and special allocations, and the limited partners will share the remaining ninety-five percent interest in profits, losses and special allocations in proportion to their respective units of limited partnership interests.

Note 2 - Method of Accounting - As of March 31, 2002, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas and major customers. The Partnership has only one reportable segment. Due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at March 31, 2002. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2002 and 2001, the minimum fee of $17,500 has been accrued. At March 31, 2002, management fees of $1,325,667 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2002, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

  March 31, 2002 	December 31, 2001

Capital contributions	$ 6,831,192	$ 6,831,192

Distributions	(1,784,961)	(1,784,961)

Equity in losses	(1,853,701)	(1,904,850)

  March 31, 2002 	December 31, 2001

Advances	0	0

Unamortized costs of acquisitions	    773,521	    779,257

		$ 3,966,051	$ 3,920,638

	Item 2 - Management's Discussion and Analysis or Plan of Operations

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

During 2001, cash distributions from Local Limited Partnerships totaled $243,239. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited
Partnerships to maintain operations.

At March 31, 2002, the Partnership had management fees payable to the General Partner of $1,325,667. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

PART II - OTHER INFORMATION

Item 3 - Change In and Disagreements with Accountants on Accounting and Financial Disclosure

As of February 8, 2002, Smith & Radigan, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1972 (the "Registrant," "Issuer" or the "Partnership"), was terminated. As of the same date, the firm of Kenneth W. Bryant Certified Public Accountant was engaged to provide the service for the Issuer.

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

Items 1 through 3 not applicable

Item 4 - Exhibits and Reports on Form 8-K

(a) Exhibits

Report on Form 8-K filed during the first quarter of 2002 - Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.





SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities
             Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Issuer)
By:	Interfinancial Real Estate Management
Company, General Partner





Date  July 31, 2002      /s/Michael Fulbright
				(Signature)
				By:  Michael Fulbright, Secretary





Date  July 31, 2002      /s/John M. Orehek
				(Signature)
				By: John M. Orehek, Senior Vice President


Form 8-K - CURRENT REPORT

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549



FORM 8-K


CURRENT REPORT


Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

Date of Report: February 8, 2002

Urban Improvement Fund Limited - 1973-II
(Exact name of registrant as specified in its charter)


California                       0-7771            95-6398192
(State or other jurisdiction   Commission       (I.R.S. Employer
of incorporation)              File Number)   Identification Number)


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