Form 10QSB
period 2002-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2002-07-31
CIK 102342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
(A Limited Partnership)


ASSETS

                                         June 30,      December 31,
                                           2002            2001

Cash                                  $   10,607        $    7,727

Distribution receivable                        0             6,989

Investments in and advances to Local
  Limited Partnerships accounted for
  on the equity method                  3,835,823        3,920,638

  Total Assets                         $3,846,430       $3,935,354

LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                       $    7,500       $    2,500

Management fee payable                  1,240,042        1,308,167
                                        1,247,542        1,310,667

Partners' (Deficit):
General Partner - 100 Partnership units
authorized, issued and outstanding       (346,553)        (345,264)

Limited Partners - 11,405 partnership
units authorized, issued and
outstanding                             2,945,441        2,969,951
                                        2,598,888        2,624,687

Total Liabilities and Partners'
 (Deficit)                             $3,846,430       $3,935,354






Unaudited.  See accompanying notes.

CAPITALIZATION AND PARTNERS' (DEFICIT)

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)





                                        June 30,       December 31,
                                          2002             2001
General Partner Interest - 100
Partnership units issued
and outstanding                       $     95,000     $     95,000

Limited Partners' Interest - 11,405
Partnership units issued and
Outstanding                             11,430,000       11,430,000

Total                                   11,525,000       11,525,000

Offering Expenses                       (1,237,673)      (1,237,673)

Distributions to partners                  (76,502)         (76,502)

Accumulated loss through
December 31, 2001                       (7,586,138)      (7,586,138)

Loss for six-month period ended
June 30, 2002                              (25,799)               0
                                        (8,926,112)      (8,900,313)

Partners' (Deficit) at End of Period  $  2,598,888     $  2,624,687
















Unaudited.  See accompanying notes.

STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)


                      For the Three-Month     For the Six-Month
                         Period Ended            Period Ended
                           June 30,                June 30,
                        2002        2001        2002        2001

Revenues             $      34   $       0   $      59    $      32

Cost and expenses:

 Professional fees       5,000       7,500      10,000       15,000

 Management fee         17,500      17,500      35,000       35,000

 Amortization
  Expense                5,736       4,216      11,472        8,432

 Other                   1,083       4,367       2,336        5,001
                        29,319      33,583      58,808       63,433

Loss before equity
 in loss of Local
 Limited Partnerships  (29,285)    (33,583)    (58,749)     (63,401)

Equity in loss of
 Local Limited
 Partnerships          (18,200)    100,680      32,950     122,500

Net loss             $ (47,485)  $  67,097   $ (25,799)  $  59,099

Allocation of net loss:

Net loss allocated to
 General Partner        (2,375)      3,355      (1,289)     2,955

Net loss allocated to
 Limited Partners      (45,110)     63,742     (24,510)    56,144

                     $ (47,485)  $  67,097   $ (25,799) $  59,099

Net loss allocated
 to Limited Partners
 per Limited Partnership
 Unit (11,405 units
 Outstanding at June 30,
 2002 and 2001)      $      (4)  $       6   $      (2) $       5



Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED -1973-II
(A Limited Partnership)



	For the Three-Month	For the Six-Month
	      Period Ended      	      Period Ended
	        June 30,       	        June 30,
											   2002  	   2001  	   2002  	   2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss           $  (47,485)   $  67,097   $  (25,799)   $  59,099
Adjustments to
 reconcile net
 loss to net
 cash used by
 operating
 activities:
   Amortization         5,736        4,216       11,472       8,432
   Equity in net
   (income) loss
   of local
   limited
   partnerships        18,200     (100,680)     (32,950)   (122,500)
 decrease in due
 from affiliates
 and distributions
 receivable                 0            0        6,989           0
 Increase (decrease)
 in accounts
 payable and
 accrued management
 fees                 (80,626)      29,367      (63,125)    53,367
 Total adjustments     56,690      (67,097)     (77,614)    60,701
  Net cash provided
  By operating
  Activities         (104,175)           0     (103,413)    (1,602)

CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Distributions from
 local limited
 Partnerships         118,125            0      118,125         0
Advance to local
 limited
 partnerships         (11,832)           0      (11,832)        0
 Net cash provided
 By investing
 Activities           106,293            0      106,293         0

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS            2,118            0        2,880     (1,602)

CASH BALANCE
 AT BEGINNING
 OF PERIOD              8,489          312        7,727      1,914

CASH BALANCE
 AT END
 OF PERIOD          $  10,607   $      312    $  10,607 $      312






Unaudited.  See accompanying notes.

NOTES TO SUMMARIZE FINANCIAL INFORMATION
June 30, 2002

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

Note 2 - Method of Accounting - As of June 30, 2002, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at June 30, 2002. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended June 30, 2002 and 2001, the minimum fee of $17,500 has been accrued. During the three months ended June 30, 2002, management fees of $103,125 were paid. At June 30, 2002, management fees of $1,240,042 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2001, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                                 June 30, 2002    December 31, 2001

Capital contributions             $ 6,831,192        $ 6,831,192

Distributions                      (1,903,086)        (1,784,961)

Equity in losses                   (1,871,900)        (1,904,850)

                                 June 30, 2002    December 31, 2001

Advances                               11,832                  0

Unamortized costs of acquisitions     767,785            779,257

                                  $ 3,835,823        $ 3,920,638

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

During 2001, cash distributions from Local Limited Partnerships totaled $243,239. As of June 30, 2002, cash distributions from Local Limited Partnerships totaled $118,125. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At June 30, 2002, the Partnership had management fees payable to the General Partner of $1,240,042. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

    None




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