Form 10QSB
period 2002-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2002-10-30
CIK 102342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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
(A Limited Partnership)


ASSETS

September 30,     December 31,
   2002      2001

Cash                           $    9,746           $    7,727

Distribution receivable                 0                6,989

Investments in and
 advances to Local
 Limited Partnerships
 accounted for on the
 equity method                  3,890,405            3,920,638

Total Assets                   $3,900,151           $3,935,354

LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable               $        0           $    2,500

Management fee payable          1,257,542            1,308,167
                                1,257,542            1,310,667

Partners' (Deficit):
General Partner -
 100 Partnership
 units authorized,
 issued and
 outstanding                     (344,368)            (345,264)

Limited Partners -
 11,405 partnership
 units authorized,
 issued and
 outstanding                    2,986,977            2,969,951
                                2,642,609            2,624,687

Total Liabilities
 and Partners' (Deficit)       $3,900,151           $3,935,354


Unaudited.  See accompanying notes.


CAPITALIZATION AND PARTNERS' (DEFICIT)

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)





                                    September 30,   December 31,
                                        2002           2001
General Partner Interest - 100
Partnership units issued
and outstanding                    $     95,000    $     95,000

Limited Partners' Interest - 11,405
Partnership units issued and
Outstanding                          11,430,000      11,430,000

Total                                11,525,000      11,525,000

Offering Expenses                    (1,237,673)     (1,237,673)

Distributions to partners               (76,502)        (76,502)

Accumulated loss through
 December 31, 2001                   (7,586,138)     (7,586,138)

Income for nine-month period ended
 September 30, 2002                      17,922               0
                                     (8,882,391)     (8,900,313)

Partners' (Deficit) at
 end of Period                     $  2,642,609    $  2,624,687




Unaudited.  See accompanying notes.



STATEMENTS OF INCOME

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)


                      For the Three-Month    For the Nine-month
                        Period Ended            Period Ended
                        September 30,           September 30,
                      2002         2001       2002        2001

Revenues           $      11   $       0   $      70   $      31

Cost and expenses:

 Professional fees     5,134       7,500      15,134      22,500

 Management fee       17,500      17,500      52,500      52,500

 Amortization expense  5,736       4,216      17,208      12,648

 Other                    70       2,690       2,406       7,690
                      28,440      31,906      87,248      95,338

Loss before equity
 in loss of
 Local Limited
 Partnerships        (28,429)    (31,906)    (87,178)    (95,307)

Equity in loss
 of Local
 Limited
 Partnerships         72,150      107,513    105,100     230,013

Net income (loss)  $  43,721    $  75,607 $   17,922   $ 134,706

Allocation of
 net loss:

 Net loss
  allocated
  to General
  Partner           $   2,185   $   3,780  $      896  $   6,735

 Net loss
 Allocated
 To Limited
 Partners              41,536      71,827      17,026    127,971

                    $  43,721   $  75,607  $   17,922  $ 134,706

Net loss
 Allocated
 to Limited
 Partners per
 Limited
 Partnership
 Unit (11,405
 units outstanding
 at September 30,
 2002 and 2001)     $       4  $       6  $         2  $      11



Unaudited.  See accompanying notes.

STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED -1973-II
(A Limited Partnership)



                   For the Three-Month      For the Nine-month
                      Period Ended            Period Ended
                      September 30,           September 30,
                     2002      2001         2002         2001
CASH FLOWS FROM
 OPERATING
 ACTIVITIES:
Net income       $  43,721   $  75,607   $  17,922    $ 134,706
Adjustments
 to reconcile
 net loss to
 net cash used
 by operating
 activities:
Amortization         5,736       4,216       17,208       12,648
Equity in net
 (income) loss
 of local limited
 partnerships      (72,150)   (107,513)    (105,100)    (230,013)
Decrease in due
 from affiliates
 and distributions
 receivable              0           0        6,989           0
Increase
 (decrease)
 in accounts
 payable and
 accrued
 management
 fees                10,000       2,183      (53,125)     55,550
 Total adjustments  (56,414)   (101,114)    (134,028)   (161,815)
Net cash provided
 By operating
 Activities         (12,693)    (25,507)   (116,106 )    (27,109)

CASH FLOWS FROM
 INVESTING
 ACTIVITIES:
Distributions
 from local
 limited
 Partnerships             0       64,947     118,125      64,947
 Repayment
  of advance         11,832       36,692           0      36,692
Net cash
 provided by
 investing
 activities          11,832      101,639     118,125     101,639

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS           (861)      76,132       2,019      74,530

CASH BALANCE
 AT BEGINNING
 OF PERIOD           10,607          312       7,727       1,914

CASH BALANCE
 AT END
 OF PERIOD        $   9,746   $   76,444   $   9,746  $   76,444




Unaudited.  See accompanying notes.



NOTES TO SUMMARIZE FINANCIAL INFORMATION
September 30, 2002

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

Note 2 - Method of Accounting - As of September 30, 2002, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2002 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II
 - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at September 30, 2002. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended September 30, 2002 and 2001, the minimum fee of $17,500 has been accrued. During the nine months ended September 30, 2002, management fees of $103,125 were paid. At September 30, 2002, management fees of $1,257,542 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2002, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                       September 30, 2002    December 31, 2001

Capital contributions      $ 6,831,192          $ 6,831,192

Distributions               (1,903,086)          (1,784,961)


                       September 30, 2002    December 31, 2001

Equity in losses            (1,799,750)          (1,904,850)

Advances                             0                    0

Unamortized costs
 of acquisitions               762,049              779,257

                           $ 3,890,405          $ 3,920,638

Item 2 - Management's Discussion and Analysis or Plan of Operations

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 2002 and 2001 is summarized as follows:

                     For the Three-Month    For the Nine-Month
                        Period Ended           Period Ended
                        September  30,         September 30,
                       2002        2001       2002         2001
Repayment from
 (advance to)
 Partnership
 with zero
 investment:
  Community Circle   $      0   $  36,692   $       0   $  36,692
Distribution
 received from
 Partnership
 with zero
 investment:
  Community Circle          0       8,821           0       8,821

Income (loss)
 from investments
 with non-zero
 investment:
  808 Investments L.P.  56,750     62,000      65,700     184,500
  Community Circle      15,400          0      39,400           0

                      $ 72,150  $ 107,513   $ 105,100   $ 230,013

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

During 2001, cash distributions from Local Limited Partnerships totaled $243,239. As of September 30, 2002, cash distributions from Local Limited Partnerships totaled $118,125. These funds were utilized to fund operations and repay General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At September 30, 2002, the Partnership had management fees payable to the General Partner of $1,257,542. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

PART II - OTHER INFORMATION

Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a)  None

b) The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2002.


SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Issuer)
By:	Interfinancial Real Estate Management
Company, General Partner





Date  October 30, 2002            /s/Michael Fulbright
                                      (Signature)
                     By:  Michael Fulbright, Secretary





Date  October 30, 2002           /s/John M. Orehek
                                    (Signature)
                     By: John M. Orehek, Senior Vice President