Form 10KSB
period 2002-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2003-08-25
CIK 102342

UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

             Washington, D.C. 20549

                  FORM 10-KSB
(Mark One)
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2002

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.
$130

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2002. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

                          PART I

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

The Partnership acquired equity interests as a limited partner in eleven (11) such Local Limited Partnerships.
One of these projects was sold in 1978 through a trustee's sale (foreclosure by the Secretary of Housing and Urban
Development).  Two of these properties, Mott Haven
Apartment VII and Mott Haven Apartments VIII were assigned to HUD in 1997 and sold through a trustee's sale
(foreclosure by the Secretary of Housing and Urban
Development) in 1999.  One of the Partnerships, 808
Memorial Drive, sold its interest in real estate during July 1997 in a tax-free exchange. The Partnership also changed its name to 808 Investments Limited Partnership and reinvested the proceeds in three properties that are conventional, multi-family residential projects during
December 1997. 808 Investments Limited Partnership and the remaining seven (7) partnerships are described hereof.


The Partnership's investment objectives are to:

(1)  preserve and protect Partnership capital;

(2) provide capital appreciation through increase in value of the Partnership's investments, subject to considerations of capital preservation and tax planning; and

(3) provide potential cash distributions from sales or refinancings of the Partnership's investments.

The Partnership does not have any employees. Services are performed for the Partnership by Interfinancial Real Estate
Management Company (the General Partner) and agents retained by the General Partner.

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited 1973-II has an
Investment

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

HUD Approval and Enforcement

A significant number of properties owned by the Partnership are subject to regulations by HUD. Under its regulations, HUD reserves the right to approve the owner and the manager of HUD-insured and HUD-assisted properties, as well as their "principals" (e.g., general partners, stockholders with 10% or greater interest, officers and directors) in connection with the acquisition of a property, participation in HUD programs or the award of a management contract. This approval process is commonly referred to as "2530 Clearance." HUD monitors the performance of properties with HUD-insured mortgage loans. HUD also monitors compliance with applicable regulations and takes performance and compliance into account in approving the acquisition of management of HUD-assisted properties.

Laws Benefiting Disabled Persons

Under the Americans with Disabilities Act of 1990, all places of public accommodations are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional federal, state and local laws may also require modifications to the Properties, or restrict certain further renovations of the Properties, with respect to access thereto by disabled persons. For example, the Fair Housing Amendments act of 1988 requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any noncomplying feature, which could result in substantial capital expenditures. Although the Partnership believes that its properties are substantially in compliance with present requirements, it may incur unanticipated expenses to comply with these laws.

Environment

Various federal, state and local laws subject property owners or operators to liability for the costs of removal or remediation of certain hazardous substances present on a property. Such laws often impart liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous substances.
The presence of, or failure to properly remediate, hazardous substances may adversely affect occupancy at contaminated apartment communities and the Partnership's ability to sell or borrow against contaminated properties.
In addition to the costs associated with investigation and remediation actions brought by governmental agencies, the presence of hazardous wastes on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal or remediation of hazardous or toxic substances at the disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous or toxic substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership or operation of properties, the Partnership could potentially be liable for environmental liabilities or costs associated with its properties or properties it may acquire in the future.

Item 2.  Properties

The Issuer owns equity interest as a limited partner in the following real estate projects as of December 31, 2002:

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

808 INVESTMENTS LIMITED PARTNERSHIP - The Partnership owned a 301 unit project located in Cambridge, Massachusetts, consisting of two buildings of steel and brick construction and a five-level parking structure. The buildings are eleven and twenty stories and they are centrally air-conditioned. The project has two small landscaped plazas.
The project was constructed under the auspices of the Massachusetts Housing Finance Agency.

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

SEDGEFIELD SQUARE
Sedgefield Square is located near the desirable Sedgefield area of Greensboro, North Carolina. The area is stable.
Multi-family properties have average 90 percent occupancy over the last few years. The overall vacancy rate climbed from 8 percent in 2002 and 2001. The recent rise in the vacancy rate can be attributed to the lackluster economy, creating diminished demand, coupled with an over supply of units. Vacancy rates should remain in the 8 percent range for 2003.

THE SUMMIT APARTMENTS
The Summit Apartments is located within Escondido,
California, approximately 45 minutes from downtown San
Diego. The Summit has had an average occupancy of 92 percent during 2002. There are currently no multifamily housing developments under construction within the area.

WINDSOR STATION
Windsor Station Apartments are located in the east Dallas metropolitan area. The sub-market is blue collar, primarily minority households. There has not been any new multi-family housing construction during the last five years and none is anticipated in the near future. Windsor
Station's occupancy dropped from 92 percent in 2001 to 90 percent in 2002. With a static market, there are no rental increases planned in 2002.

Incentive Management Fees

In three of the Local Limited Partnerships, the Issuer has entered into an agreement with the local General Partner to provide an incentive management fee to the local General
Partner. The payment is deducted from the Issuer's cash distribution and recorded as an expense on the Issuer's financial statements. No expense was recorded in 2002 and 2001.

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

Southern Boulevard I - The local General Partner receives, as an incentive management fee, the following percentage of Urban '73-II cash distributions:

                 Amount                   Percentage

             Up to $20,111                   37%
             Over $20,111                    50%

Occupancy Rates

         Partnership             2002          2001

Community Circle                  93%           97%
Crowninshield Apartments          99%           99%
Holly Street                      99%           99%
King Drive                        92%           95%
Met Paca Section 1                95%           99%
Morrisania II                     99%          100%
Southern Boulevard                99%           99%
808 Investment LP:
  Sedgefield Square               92%           92%
  The Summit                      92%           90%
  Windsor Station                 90%           92%

Average Annual Rental Per Unit

    Partnership                     2002           2001

Community Circle                 $  7,084        $ 7,065
Crowninshield Apartments         $  7,938        $ 7,709
Holly Street                     $  6,274        $ 6,285
King Drive                       $  6,886        $ 6,010
Met Paca Section 1               $ 10,933        $10,947
Morrisania II                    $  8,732        $ 8,476
Southern Boulevard               $ 10,350        $10,023
808 Investment LP:
  Sedgefield Square              $  7,016        $ 7,117
  The Summit                     $ 11,107        $10,563
  Windsor Station                $  6,320        $ 6,482

Property Real Estate Tax

                                    Property Tax
       Partnership                2002       2001
Community Circle               $ 93,700   $(22,872)-refund
Crowninshield Apartments       $178,072   $173,893
Holly Street                   $ 35,649   $ 30,237
King Drive                     $142,110   $101,545
Met Paca Section 1             $ 36,736   $ 36,076
Morrisania II                  $186,329   $160,000
Southern Boulevard             $ 60,095   $ 77,041
808 Investment LP:
  Sedgefield Square            $ 54,865   $ 53,378
  The Summit                   $ 94,466   $ 91,344
  Windsor Station              $289,180   $279,401

Federal Tax Basis Information

                        Federal      Original Building
Partnership            Tax Basis       Method  Life

Community Circle      $ 1,223,736        DDB   15-20
Crowninshield
Apartments            $ 1,003,768        SL    20
Holly Street          $   504,854        SL    22-40
King Drive            $   524,126        SL    27.5
Met Paca Section 1    $   220,348        SL      5
Morrisania II         $   425,439        DDB    24
Southern Boulevard    $   450,314        SL      5
808 Investment LP:
 Sedgefield Square    $ 1,455,501        SL     27.5
 The Summit           $ 3,340,313        SL     27.5
 Windsor Station      $ 4,103,138        SL     27.5

                   Bldg. Improvements   Personal Property
Partnership          Method  Life        Method    Life

Community Circle       SL    20-40          SL      5-12
Crowninshield
Apartments             SL    19-27.5        DDB     5-7
Holly Street           SL    19-27.5        SL      5-8
King Drive             SL    15-27.5        DDB     5-7
Met Paca Section 1     SL    19-27.5        DDB     5-7
Morrisania II          SL    27.5           DDB     5-7
Southern Boulevard     SL    19-27.5        DDB     5-7
808 Investment LP:
 Sedgefield Square     SL    27.5           DDB     5-7
 The Summit            SL    27.5           DDB     5-7
 Windsor Station       SL    27.5           DDB     5-7

Item 3.  Legal Proceedings

There are no material pending legal proceedings at this time, other than ordinary routine litigation incidental to the Partnership's business, including the Local Limited
Partnerships in which the Partnership is a Limited Partner.

Item 4.  Submission of Matters to a Vote of Security
Holders

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                       PART II

Item 5.  Market for Common Equity and Related Partnership
Matters

Units in the Partnership were sold through a public offering. There is not a ready market for the transfer of limited partnership interests. Limited partnership interests may be transferred between individuals with the consent of the General Partner. Accordingly, an investor may not be able to sell or otherwise dispose of his interest in the Partnership.

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the Issuer. During
2001, Equity Resources purchased 281 units at a cost of $155 per unit and during 2002, Equity Resources purchased
465 units at a cost of $200 per unit. Equity Resources is not affiliated with the General Partner.

The General Partner and an affiliate of the General Partner purchased 315 units during the year ended December 31, 2001. The purchase price was $200 per unit. An affiliate of the General Partner purchased 425 units during the year ended December 31, 2002. The purchasing price was $200 per unit.

During the year ended December 31, 2001, twelve partners transferred 463 units to individuals or entities. During the year ended December 31, 2002, eight partners transferred 238 units to individuals and entities. The
Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

Holders -
Title of    Name & Address of   Amount and Nature of  % of
Class       Beneficial Owner    Beneficial Ownership  Class

General     Interfinancial Real       100 Units        100%
Partner     Estate Management Co.     ($95,000)
Interest    1201 Third Avenue,
            Suite 5400
            Seattle, Washington 98101-3076

Limited
Partner     440 Limited Partners       11,405 Units    100%
Interest                               ($11,430,000)

Interfinancial Real Estate Management Company owned 400 units of Limited Partnership interest at December 31, 2002.
An affiliate of Interfinancial Real Estate Management
Company owned 1,232 units of Limited Partnership interest at December 31, 2002.

There have been no cash distributions to partners during the year ended December 31, 2002 and 2001. During 2002, one of the Local Limited Partnerships made state income tax withholding payments on behalf of the Partnership totaling
$14,994. The individual partners of the Partnership receive credit for the tax payments made to the states. Therefore, these payments are treated as distributions to the partners of the Partnership.

                        Part III

Item 6.  Management's Discussion and Analysis or Plan of
Operation

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

During the period 2002 and 2001, cash distributions from Local Limited Partnerships totaled $513,999 and $243,239, respectfully. A portion of the distributions reported in 2002 in the amount of $14,994 was state income taxes paid on the Issuer's behalf by the Local Limited Partnership's.
These funds were utilized to fund operations and repay
General Partner Advances and management fees.  The General
Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2000, the Partnership had advances from the General Partner of $177,006. These were repaid during 2001. At December 31, 2002, the Partnership had management fees payable to the General Partner of $991,542. The
Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

There is no guarantee that the Local Limited Partnerships will generate sufficient cash flow to distribute to the Partnership amounts sufficient to repay accrued management fees. If not repaid by cash flow from operating, they will most likely be repaid with proceeds from the sale or refinancing proceeds from the Local Limited Partnerships.

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

The Partnership has had inquiries about the sale and exchange of properties in the portfolio.

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

                                     2002          2001

Urban's share of Distribution      $513,999     $243,239

Advances (made to) repaid by
Local Limited Partnerships         $      0     $ 36,692

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 in 2002 and $130,376 in 2001. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year for 2002 and 2001. The unpaid balance of the fees has been accrued.
The balance of accrued management fees at December 31, 2002 was $991,572.

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

The Partnership has entered into incentive management agreements with the General Partner in three of the Local
Limited Partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from these Local Limited Partnerships. During
2001, these partnerships did not generate sufficient surplus cash to pay the incentive management fees. During
2002, an incentive management fee of $9,665 was paid to one general partner of a Local Limited Partnership.

At December 31, 2002, the Partnership had investments in eight active real estate limited partnerships as a Limited
Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808 Investment Limited Partnership and Community
Circle Apartments.  The equity in income in Local Limited
Partnerships resulted from either Local Limited
Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited
Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income
(loss) of the Local Limited Partnerships for 2002 and 2001 is summarized as follows:

  2002    2001
Income (loss) from Partnerships
With non-zero investments:
 808 Investments Limited
 Partnership                   $ (50,272)       $  24,844
 Community Circle Apartments     (20,651)         106,255

Repayment of advances from
(advances to) partnerships
with zero investments:
 Community Circle Apartments           0           36,692

Distributions received from
Partnerships with zero
investments:
 Crowninshield                     43,329          6,989
 Community Circle Apartments            0          8,821

                                $ (27,594)     $ 183,601

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN46"), Consolidation of Variable Interest Entities, an
Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Item 7.  Financial Statements

Urban Improvement Fund Limited - 1973-II

List of Financial Statements

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor

Balance Sheet - December 31, 2002

Statements of Operations - Years ended December 31, 2002
and 2001

Statements of Changes in Partners' Capital (Deficit) -
Years ended December 31, 2002 and 2001.

Statements of Cash flows - Years ended December 31, 2002
and 2001

Notes to Financial Statements

                   Kenneth  W. Bryant
              Certified Public Accountant
              555 North Point Center East
               Fourth Floor, Suite 459
                 Alpharetta, GA 30022
                    678-366-4550

            INDEPENDENT AUDITOR'S REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

I have audited the accompanying balance sheet of Urban
Improvement Fund Limited - 1973-II (a Limited Partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the years ended December 31, 2002 and 2001.
These financial statements and are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audits. I did not audit five of the financial statements of Urban Improvement Fund Limited - 1973-II's
Local Limited Partnership investments whose combined financial statements are shown in Note 4. These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited - 1973-II's investment in these partnerships has been reduced to zero.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
I believe that my audits and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973-II as of
December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


         /s/Kenneth W. Bryant Certified Public Accountant



Atlanta, Georgia
July 15, 2003


                INDEPENDENT AUDITORS' REPORT



TO THE PARTNERS HOLLY STREET ASSOCIATES

We have audited the accompanying balance sheet of HOLLY
STREET ASSOCIATES (a Limited Partnership) as of December
31, 2002, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOLLY STREET ASSOCIATES as of December 31,
2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 16, 2003 on our consideration of HOLLY STREET ASSOCIATES' internal controls and on our tests of its compliance with laws, regulations and contracts. Those reports are an integral part of an audit performed in accordance with Government Auditing
Standards and should be read in conjunction with those reports in considering the results of our audit.


                        /s/Freedman Alpren & Green LLP


Freedman Alpren & Green LLP
New York, New York
January 16, 2003


               INDEPENDENT AUDITOR'S REPORT


TO The Partners
KING DRIVE APARTMENTS
Chicago, Illinois

We have audited the accompanying balance sheet of KING
DRIVE APARTMENTS, Project No. 071-44141, an Illinois
Limited Partnership, as of December 31, 2002, and the related statements of operations, changes in partners' equity (deficit) and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of KING DRIVE APARTMENTS as of December 31, 2002, and its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Haran & Associates Ltd.


HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wilmette, Illinois
January 27, 2003


                  INDEPENDENT AUDITOR'S REPORT


Partners
Morrisania II Associates

We have audited the accompanying balance sheet of Morrisania II Associates (a Limited Partnership), HUD
Project No. 012-44126, as of December 31, 2002 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrisania II Associates (a limited partnership) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated April 10, 2003 on our consideration of Morrisania II Associates' (a limited partnership) internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government
Auditing Standards and should be read in conjunction with those reports in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole.
The accompanying supplementary information on pages 12-23 is presented for purposes of additional analysis and is not a required part of the basic financial statements of Morrisania II Associates (a limited partnership). Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                 /s/Siegel, Sacks, Press & Lacher, P.C.

New York, New York
April 10, 2003


                INDEPENDENT AUDITOR'S REPORT

To the Partners
Southern Boulevard Partners I

We have audited the accompanying balance sheets of Southern
Boulevard Partners I [FHA Project No. 012-44128], as of
December 31, 2002 and 2001, and the related statements of profit and loss, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners I as of December
31, 2002 and 2001, and the results of its operations, changes in partners' equity deficiency and cash flows for each of the two years then ended in conformity with accounting principles generally accepted in United States of America.


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 6, 2003


                INDEPENDENT AUDITOR'S REPORT

To the Partners
Met Paca I Associates

We have audited the accompanying balance sheet of Met Paca
I Associates, [FHA Project No. 012-44154], as of December
31, 2002, and the related statements of profit and loss, partners' equity deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to project financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca I Associates as of December 31, 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 21, 2003


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS

December 31, 2002




                            ASSETS


Cash and cash equivalents                     $    89,419

Investments in and advances to Local
Limited Partnerships accounted for on
the equity method - Note 4                      3,356,105

                                              $ 3,445,524



            LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Management fee payable - Note 3               $   991,542

Partners' capital (deficit) - Note 2
General Partner - 100 Partnership units
authorized, issued and outstanding               (353,800)

Limited partners - 11,405 Partnership
units authorized, issued and outstanding        2,807,782
                                                2,453,982

                                              $ 3,445,524




The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)




 Year Ended December 31,
   2002   	   2001

Interest income                  $      130    $      101

Expenses:
Professional Fees                    21,584        31,250
Management fees - Note 3             70,000        70,000
Amortization expense                 22,940        22,940
Other expenses                       13,723        10,795
                                    128,247       134,985

Loss before equity in income
(loss) of Local Limited
Partnerships                       (128,117)     (134,884)
Equity in income (loss) of
Local Limited Partnerships
 - Note 4                           (27,594)      183,601

Net income (loss)                $ (155,711)   $   48,717

Allocation of net income
(loss):
Net income (loss) allocated
to General Partner               $   (7,786)   $    2,436
Net income (loss) allocated
to Limited Partners                (147,925)       46,281

                                 $ (155,711)   $   48,717

Net financial reporting
income (loss) per unit:
General partnership units
(100 units outstanding
allocated to General Partner)    $      (78)   $       24
Limited partnership units
(11,405 units outstanding
allocated to Limited Partners)   $      (13)   $        4

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                        General      Limited
                        Partner      Partners      Total

Partners' capital
(deficit) at
January 1, 2001      $ (347,700)   $2,923,670   $2,575,970
Net income (loss)
- 2001                    2,436        46,281       48,717
Partners' capital
(deficit) at
December 31, 2001      (345,264)    2,969,951    2,624,687
Net income (loss)
- 2002                   (7,786)     (147,925)    (155,711)
Distribution               (750)      (14,244)     (14,994)
Partners' capital
(deficit) at
December 31, 2002    $ (353,800)   $2,807,782   $2,453,982


The Notes to Financial Statements are an integral part of these Statements.


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




	  Year Ended December 31,
	    2002   	    2001
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                $ (155,711)  $   48,717
Adjustments to reconcile
Net loss to net cash used
By operating activities:
Amortization of costs of
 Acquisition                         22,940       22,940
Equity in net loss
(income) of Local
Limited Partnerships                 27,594      (183,601)
Decrease in accounts
Receivable                            6,989             0
Increase (decrease) in
accounts payable                     (2,500)      (17,000)
Increase (decrease) in
accrued management fees            (316,625)       30,000
Total adjustments                  (261,602)     (147,661)
Net cash used by operating
Activities                         (417,313)      (98,944)

CASH FLOWS FROM
INVESTING ACTIVITIES:
Current year distributions
Received                            513,999       245,071
Net advances to Local
Limited Partnerships                      0        36,692
Net cash provided (used) by
investing activities                513,999       281,763

CASH FLOWS FROM FINANCING
ACTIVITIES:
Partnership distribution            (14,994)           0
Advances from (repayments to)
General Partner                           0     (177,006)
                                    (14,994)    (177,006)

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS         81,692        5,813

CASH AND CASH EQUIVALENTS
AT BEGINNING OF YEAR                  7,727        1,914

CASH AND CASH EQUIVALENTS
AT END OF YEAR                  $    89,419   $    7,727


During 2002, one local limited partnerships made state withholding payments totaling $14,994 for the benefit of Urban '73-II. These payments were recorded as distributions to Urban '73-II and distributions to the partners of Urban '73-II. During 2001, $8,821 was refunded and recognized in Equity in Income of Local Limited
Partnerships.


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

Investment in Local Limited Partnerships

As of December 31, 2002, the Partnership has investments in eight active real estate limited partnerships (Local
Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The
Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular
Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General
Partners of the Local Limited Partnerships, deducted when paid for income tax reporting purposes (Note 2), are capitalized as costs of acquisition of the Local Limited
Partnerships and is included in the investment in local limited partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives
(fifteen to forty years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $22,940 for the years ended December 31, 2002 and 2001.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements



Note 1 - Organization and Accounting Policies - Continued

The Partnerships' equity in net income (loss) of the Local
Limited Partnerships is summarized as follows:

                                    2002           2001
Income from Partnership with
non-zero investments:
808 Investments Limited
Partnership                    $   (50,272)    $    24,844
Community Circle                   (20,651)        106,255

Repayment of advances from
(advances to) Partnerships
with zero investments:
Community Circle                         0          36,692

Distributions received from
Partnerships with zero
investments:
Crowninshield                       43,329          6,989
Community Circle                         0          8,821

                                $  (27,594)    $  183,601

Significant accounting policies followed by the Local
Limited Partnerships are summarized in Note 4.

Taxes on Income

No provision for taxes on income has been recorded in the financial statements, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards ("SFAS") No.
107, "Disclosures About Fair Value of Financial
Instruments," as amended by SFAS No. 119, "Disclosure about
Derivative Financial Instruments and Fair Value of
Financial Instruments," requires disclosure of fair value information about significant financial instruments, when it is practicable to estimate that value and excessive costs would not be incurred. To estimate the fair value of the balances due to the General Partner, excessive costs would be incurred and, therefore, no estimate has been made. The Partnership believes that the carrying value of other assets and liabilities reported on the balance sheet that require such disclosure approximate fair value.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 1 - Organization and Accounting Policies - Continued

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS
No. 144 supersedes SFAS No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS 144 effective January 1, 2002. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4,
44 and 64."  SFAS No. 4 "Reporting Gains and Losses from
Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds
SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option.
Effective April 1, 2002, the Partnership adopted SFAS No.
145. The adoption did not have a material effect on the financial position or results of operations of the Partnership.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN No.46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Partnership is currently evaluating the effect, if any, that the adoption of FIN 46 will have on its results of operations and financial condition.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 1 - Organization and Accounting Policies - Continued

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

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                     For the Year Ended
                                        December 31,
                                      2002         2001
Net income (loss) for
financial reporting
purposes                           $(155,711)   $  48,717

Amortization of initial
or rent-up fees and
other costs of acquisition
capitalized for financial
reporting purposes and
previously deducted for
income tax reporting purposes         22,940      22,940

Equity in income (losses)
reported by Local Limited
Partnerships for income tax
reporting purposes in excess
of income (losses) for financial
reporting purposes                 1,267,172     977,576

Accrual and other adjustments
For financial reporting purposes    (306,961)     30,000

Net income as reported on
the federal income tax return     $  827,440  $1,079,233

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

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital
(deficit) for income tax reporting purposes follows:

For the Year Ended
         December 31,
    2002       2001
Partners' capital
(deficit) for
financial reporting
purposes                    $  2,453,982      $  2,624,687

Unamortized portion
of initial and rent-
up fees and other
costs of acquisition
capitalized for
financial reporting
purposes and previously
deducted for income
tax reporting purposes           (756,317)        (779,257)

Commissions and
offering expenses
capitalized for
income tax reporting
purposes and charged
to capital for
financial reporting
purposes                        1,237,673      1,237,673

Equity in cumulative
losses of Local Limited
Partnerships for income
tax reporting purposes
in excess of losses for
financial reporting
purposes                      (19,993,888)    (21,277,993)

Accrual and other
adjustments for
financial reporting
purposes                          991,542       1,315,436

Partners' capital
(deficit) as reported
on the federal income
tax return                   $(16,067,008)   $(16,879,454)

The Partnership has received a ruling from the Internal
Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the
Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited -
1973-II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at December 31, 2002 and 2001. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000. For the years ended December
31, 2002 and 2001, the minimum fee of $70,000 has been accrued. Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. At December 31, 2002, management fees of $991,542 have been recorded as a liability to the General Partner.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 3 - Management of Urban Improvement Fund Limited -
1973-II - Continued

The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited
Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2002 and 2001.

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership
Services, Inc. (PSI), another corporation in which Paul H.
Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2002 and 2001. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During
1997, PSI was removed as General Partner of 808 Investments
Limited Partnership and converted to a Limited Partner.
The new General Partner is a corporation in which Paul H.
Pfleger owns a majority interest.

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

Investment in and advances to the Local Limited
Partnerships accounted for on the equity method are as follows:

                                    Equity In
                      Capital        Income
                   Contributions    (Losses)    Subtotal
December 31, 2002:

Community
Cir., Ltd         $  213,668   $   (282,191)   $   (68,523)
Crowninshield
Apts                 632,369     (2,802,058)    (2,169,688)
Holly Street         261,000     (1,127,681)      (866,681)
King Drive Apts      300,640     (2,987,070)    (2,686,430)
808 Investments
L.P.               1,902,239      1,297,699      3,199,938
Met Paca I Assoc     159,341       (202,687)       (43,346)
Morrisania II        882,740     (3,369,865)    (2,487,125)
Southern Blvd. I     180,235       (576,818)      (396,583)

                  $4,532,232   $(10,050,671)  $ (5,518,438)

                            Losses Not
                            Recorded
                             (Note 1)           Advances

Community Cir., Ltd        $        0           $      0
Crowninshield Apts          2,013,256                  0
Holly Street                  826,011                  0
King Drive Apts             2,518,636                  0
808 Investments L.P.                0                  0
Met Paca I Assoc               20,051                  0
Morrisania II               2,388,538                  0
Southern Blvd. I              351,734                  0

                           $8,118,226           $      0

                               Costs of
                              Acquisition
                                (Note 1)         Total

Community Cir., Ltd          $    72,928      $    4,405
Crowninshield Apts               156,432               0
Holly Street                      40,670               0
King Drive Apts                  167,794               0
808 Investments L.P.             151,762       3,351,700
Met Paca I Assoc                  23,295               0
Morrisania II                     98,587               0
Southern Blvd. I                  44,849               0

                             $   756,317      $3,356,105


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued

Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method

                                    Equity In
                      Capital        Income
                   Contributions    (Losses)    Subtotal
December 31, 2001:

Community
Cir. Ltd           $  282,713  $   (261,540)  $     21,173
Crowninshield
Apts                  675,698   (3,085,363)     (2,409,665)
Holly Street          261,000   (1,159,011)       (898,011)
King Drive Apts       300,640   (3,356,175)     (3,055,535)
808 Investments
L.P.                2,303,864    1,347,971       3,651,835
Met Paca I Assoc      159,341     (284,795)       (125,454)
Morrisania II         882,740   (3,549,642)     (2,666,902)
Southern Blvd. I      180,235     (689,988)       (509,753)

                   $5,046,231 $(11,038,543)    $(5,992,312)

                            Losses Not
                            Recorded
                             (Note 1)         Advances

Community Cir. Ltd         $         0      $          0
Crowninshield Apts           2,253,233                 0
Holly Street                   857,341                 0
King Drive Apts              2,887,741                 0
808 Investments L.P.                 0                 0
Met Paca I Assoc.              102,159                 0
Morrisania II                2,568,315                 0
Southern Blvd. I               464,904                 0

                            $9,133,693       $         0

                               Costs of
                              Acquisition
                                (Note 1)         Total

Community Cir. Ltd          $    79,005        $100,178
Crowninshield Apts              156,432               0
Holly Street                     40,670               0
King Drive Apts                 167,794               0
808 Investments L.P.            168,625       3,820,460
Met Paca I Assoc                 23,295               0
Morrisania II                    98,587               0
Southern Blvd. I                 44,849               0

                            $   779,257      $3,920,638

A reconciliation to combined statement of partners' deficits follows:

                                2002            2001
Urban Improvement Fund
Limited - 1973-II capital
contributions less equity
in losses                    $(5,518,438)     $(5,992,312)

Flexible subsidy
contributed by HUD
during 1981 and 1982
allocated to
partners' capital                123,135          123,135

Urban Improvement Fund
Limited - 1973-II's
share of combined
equity of Local Limited
Partnerships per the
accompanying statement       $(5,395,303)      $(5,869,177)

The combined balance sheets of the Local Limited
Partnerships, accounted for on the equity method at December 31, 2002 and 2000, and the related combined statements of operations, changes in partners' capital
(deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited
Partnerships for the year ended December 31, 2002 is summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2002

                        Assets

Cash                                  $    538,271
Cash in escrow and other
restricted funds                        3,448,847
Accounts receivable                       296,422
Prepaid expenses                          571,099
Other assets, net of
accumulated amortization                  326,900
                                        5,181,539

Property on the basis of
cost - Note 5:
 Land                                   4,913,120
 Buildings and improvements            52,117,209
                                       57,030,329
 Less accumulated depreciation        (31,670,433)
                                       25,359,896

                                     $ 30,541,435

Liabilities and Partners' Capital (Deficit)

Mortgage notes payable - Note 6      $ 33,372,619
Accounts payable and
accrued expenses                        1,802,583
Payable to current and
former general partners                   526,908
Tenants' security and
other deposits                            453,801
                                       36,155,911

Partners' capital (deficit)
per accompanying statements            (5,614,476)

                                     $ 30,541,435

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships
Accounted For on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED
PARTNERSHIPS

                                  For the Year Ended
                                     December 31,
                                  2002           2001
Revenue:
 Net rental income            $12,702,259    $12,395,135
 Financial income                 390,938         57,591
 Other income                     845,163        279,802
                               13,938,360     12,732,528
Expenses:
 Administrative                 2,259,645      2,178,594
 Utilities                      2,047,167      2,469,735
 Operating                      2,900,960      2,735,812
 Taxes and insurance            1,999,321      1,646,545
 Financial expenses             2,343,071      1,510,996
 Depreciation and amortization  1,341,581      1,513,478
 Other expenses                     5,798          2,174
                               12,897,543     12,057,334

Net income                    $ 1,040,817    $   675,194

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(DEFICIT) OF LOCAL LIMITED PARTNERSHIPS

                                  Urban
                               Improvement     Other
                               Fund Limited   Limited
                                  1973-II     Partners

Partners' capital (deficit)
at January 1, 2001            $ (6,266,566)   $   18,405

Net income (loss) - 2001           640,628         1,800

Distributions                     (243,239)            0

Partners' capital (deficit)
at December 31, 2001            (5,869,177)       20,205

Net income (loss) - 2002           987,873         7,311

Distributions                     (513,999)        (1,867)

Partners' capital (deficit)
at December 31, 2002          $ (5,395,303)    $   25,649


                                  General
                                  Partners         Total

Partners' capital (deficit)
at January 1, 2001               $(273,704)    $(6,521,865)

Net income (loss) - 2001            32,766         675,194

Distributions                      (22,095)       (265,334)

Partners' capital (deficit)
at December 31, 2001              (263,033)     (6,112,005)

Net income (loss) - 2002            45,633       1,040,817

Distributions                      (27,422)       (543,288)

Partners' capital (deficit)
at December 31, 2002             $(244,822)    $(5,614,476)


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED
PARTNERSHIPS

                                         December 31,
                                      2002          2001
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income                       $ 1,040,817   $   675,194
Adjustments to reconcile
net income to net cash
provided (used) by
operating activities:
Depreciation and amortization      1,341,581     1,513,478
(Increase) decrease in
receivables, escrows,
restricted deposits,
prepaid expenses and
other assets                        (373,715)     (238,626)
Increase (decrease) in
accounts payable,
accrued expenses and
tenant security
deposit liability                    (70,707)      (18,746)
Total adjustments                    897,159     1,256,106
Net cash provided (used)
By operating activities            1,937,976     1,931,300

CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                (829,440)     (875,682)
Net cash used by
investing activities                (829,440)     (875,682)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Mortgage principal payments         (891,073)     (823,358)
Distributions paid                  (543,288)     (265,332)
Net advances from (to) affiliates          0       (36,692)
Other financing activities             1,300       (26,561)
Net cash provided (used) by
financing activities              (1,433,061)   (1,151,943)

INCREASE (DECREASE) IN CASH         (324,525)      (96,325)

CASH BALANCE AT BEGINNING OF YEAR    862,796       959,121

CASH BALANCE AT END OF YEAR      $   538,271   $   862,796


SUPPLEMENTAL INFORMATION REGARDING
INTEREST PAYMENTS IS AS FOLLOWS:
 Interest paid                   $ 1,699,040   $ 1,506,142


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 4 - Investments in Local Limited Partnerships
Accounted for on the Equity Method - Continued

A reconciliation between combined net income (loss) for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                      December 31,
                                  2002            2001

Combined net income
(loss) for financial
reporting purposes           $  1,040,817    $    675,194

Excess depreciation
for financial reporting
purposes over depreciation
for income tax reporting
purposes and accrual
adjustments for financial
reporting purposes                176,564         487,190

Combined net income as
reported on the federal
income tax returns           $  1,217,381    $  1,162,384

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital (deficit) for income tax reporting purposes follows:

                                  2002            2001
Combined partners'
capital (deficit)
for financial
reporting purposes           $ (5,614,476)   $ (6,112,005)

Carrying costs during
construction capitalized
for financial reporting
purposes, excess of
depreciation for income
tax reporting purposes
and accrual adjustments
for financial reporting
purposes                      (11,929,587)    (12,779,720)

Combined partners'
capital (deficit) as
reported on the federal
income tax returns           $(17,544,063)   $(18,891,725)

Cost of Buildings

For financial statement purposes, the Local Limited
Partnerships generally capitalize all project costs, including payments to the general partners, interest, taxes, carrying costs and operating expenses offset by incidental rental income, up to the cutoff date for cost certification purposes. For income tax reporting purposes, certain of these amounts were deducted when paid (Note 5).


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

Certain expenses related to obtaining permanent financing for the projects have been deferred and are being amortized for financial reporting purposes using the straight-line method over periods of five to forty years (Note 5).

Statement of Cash Flows

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase would be classified as cash equivalents.

Restricted deposits, funded reserves and partnership custodial accounts are not included in cash.

Use of Estimates

The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Mortgage Notes Payable

Seven of the Local Limited Partnerships have mortgages which are payable to or are insured by the Department of Housing and Urban Development (HUD) and the Massachusetts
Housing Financing Agency (MHFA). The mortgage notes payable by 808 Investment Limited Partnership are not insured. The mortgage notes payable are secured by deeds of trust on rental property and bear interest at the rate of approximately 7 percent to 11.75 percent per annum. The mortgages will be repaid in monthly installments of principal and interest aggregating approximately $294,000 over periods of forty years. HUD will make monthly interest assistance payments of approximately $97,000 to seven Local Limited Partnerships whose mortgages are insured under Section 236 in amounts which will reduce the mortgage payments of six of the Local Limited Partners to those required for mortgages carrying a one percent interest rate and one to a two and one-half percent interest rate.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Mortgage Notes Payable - Continued

Details of the loans are as follows:

                                   Mortgage Balance
                                   December 31, 2002

              HUD insured              $10,046,503
              MFHA insured               5,121,960
              Not insured               18,204,156

                                       $33,372,619

The scheduled principal reductions for the next five years are as follows:

                   Year Ended
                   December 31,          Amount

                      2003            $   966,364
                      2004              1,039,445
                      2005              1,120,470
                      2006              1,205,457
                      2007              1,297,580
                      Beyond           27,743,303

                                      $33,372,619

National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, seven of the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2002, approximately $1,342,118 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

National Approved Housing Act Subsidies and Restrictions -
Continued

Five of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During
2002 and 2001, the Local Limited Partnerships received approximately $3,012,000 and $2,666,000, respectively, in
Section 8 and rent supplement funds.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with or are the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                          Affiliate
                          of General   Percent
Partnership                Partner     Revenues

Community Circle               Yes       7.12%
Crowninshield Apartments       Yes       6.00%
Holly Street                   Yes       6.00%
King Drive                     Yes      11.75%
808 Investment LP              No        4.00%
Met-Paca Section 1             Yes       4.67%
Morrisiana II                  Yes       6.23%
Southern Boulevard             Yes       5.34%

                             2002           2002
                          Management     Bookkeeping
Partnership               Fee Expense    Fee Expense

Community Circle           $ 73,643        $13,286
Crowninshield Apartments   $135,384        $17,999
Holly Street               $ 30,000        $ 4,422
King Drive                 $232,186        $18,840
808 Investment LP          $177,225        $     0
Met-Paca Section 1         $ 19,536        $ 6,216
Morrisiana II              $ 85,020        $     0
Southern Boulevard         $ 38,544        $     0


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 5 - Real Estate and Accumulated Depreciation of
Local Limited Partnerships in which Urban Improvement
Fund Limited 1973-II has an Investment

                                   Buildings
                                     and
Description              Land     Improvement     Total
Partnership   No of
Location      Units

Community
Circle, Ltd.
Cleveland, OH  160  $   381,347  $ 4,505,786  $ 4,887,133
Crowninshield
Apartments
Associates
Peabody, MA    284      128,109    7,389,815    7,517,924
Holly Street
Associates
Methuen and
Lawrence, MA    69       28,353     2,382,706    2,411,059
King Drive
Apartments
Assoc.
Chicago, IL    315      340,494     6,879,734    7,220,228
Met-Paca I
Associates
New York, NY    37       83,642     1,171,075    1,254,717
Morrisania II
Associates
New York, NY   161       91,956     5,526,529    5,618,485
Southern
Boulevard
Partners
Bronx, NY       73       19,219     2,917,787     2,937,006
808 Investments
Limited
Partnership:
 Sedgefield    124      550,000     3,866,779     4,416,779
 Summit        128    1,790,000     7,271,995     9,061,995
 Windsor       399    1,500,000    10,205,003    11,705,003

                    $ 4,913,120   $52,117,209   $57,030,329

                                              Date of
Description                 Accumulated    Completion of
Partnership                 Depreciation   Construction
Location

Community Circle, Ltd.
Cleveland, OH                $ 3,321,626        1974
Crowninshield Apartments
Associates
Peabody, MA                    6,510,337         1975
Holly Street Associates
Methuen and Lawrence, MA       1,906,205         1975
King Drive Apartments
Assoc., Chicago, IL            6,705,357         1974
Met-Paca I Associates
New York, NY                   1,038,990         1974
Morrisania II Associates
New York, NY                   5,430,206          1975
Southern Boulevard
Partners, Bronx, NY            2,505,565          1974
808 Investments Limited
Partnership:
 Sedgefield                      805,587          1988
 Summit                        1,398,717          1987
 Windsor                       2,047,843          1986

                             $31,670,433

                                            Life in Which
                                            Depreciation
                                             in latest
                                              Income
  Description                 Date           Statement
 Partnership                Acquired        is Computed
  Location


Community Circle, Ltd.
Cleveland, OH                  1973          3-40 years
Crowninshield Apartments
Associates
Peabody, MA                    1973         10-20 years
Holly Street Associates
Methuen and Lawrence, MA       1973         22-40 years
King Drive Apartments
Assoc.
Chicago, IL                    1973         12-20 years
Met-Paca I Associates
New York, NY                   1973          5-20 years
Morrisania II Associates
New York, NY                   1973         10-25 years
Southern Boulevard
Partners
Bronx, NY                      1973         20-25 years
808 Investments Limited
Partnership:
 Sedgefield                    1997        7-27.5 years
 Summit                        1997        7-27.5 years
 Windsor                       1997        7-27.5 years

Balance at January 1, 2001    $ 4,771,773   $50,553,435

Additions during year                   0       875,681
Disposals during year
Depreciation expense                    0             0

                                             Buildings &
                                  Land       Improvements
Balance at December 31, 2001    4,771,773    51,429,116

Reclassified                      141,347      (141,347)
Additions during year                   0       829,440
Disposals during year                   0             0
Depreciation expense                    0             0

Balance at December 31, 2002  $ 4,913,120   $52,117,209

                                             Accumulated
                                 Total      Depreciation
Balance at January 1, 2001    $55,325,208   $28,904,637

Additions during year             875,681             0
Disposals during year
Depreciation expense                    0     1,468,843

Balance at December 31, 2001   56,200,889    30,373,480

Reclassified                            0             0
Additions during year             829,440             0
Disposals during year                   0             0
Depreciation expense                    0     1,296,953

Balance at December 31, 2002  $57,030,329   $31,670,433

Note: Opening balances of land and building have been reclassified between the balances by $141,347.


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 6 - Encumbrances of Local Limited Partnerships in
Which Urban Improvement Fund Limited 1973-II has an
Investment

                                    Outstanding    Gross
Description            No. of        Mortgage     Interest
Partnership/Location    Units        Balance        Rate

Community Circle, Ltd. 160 apts.    $1,881,083     7.00%
Cleveland, Ohio
Crowninshield
Apartments             284 apts.     4,053,915     7.46%
Peabody, MA
Holly Street
Associates              69 apts.     1,068,045     9.71%
Lawrence, MA
King Drive
Apartments              315 apts.    3,655,200     7.00%
Chicago, IL
Met-Paca Section I       37 apts.      574,309     7.00%
 New York, NY
Morrisania II
Associates              161 apts.    2,856,276     8.50%
New York, NY
Southern Boulevard       73 apts.    1,079,634     7.00%
Bronx,  NY
808 Investments Limited
Partnership:
 Sedgefield             124 apts.    3,406,583     7.19%
 Summit                 128 apts.    5,609,461     7.28%
 Windsor                399 apts.    9,188,112      7.29%

                                   $33,372,618

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Community Circle, Ltd      1.00%  $  18,852    $  (11,616)
Cleveland, Ohio
Crowninshield Apartments   2.50%     36,650       (20,519)
Peabody, MA
Holly Street Associates    1.00%     12,071        (8,090)
Lawrence, MA
King Drive Apartments      1.00%     37,751       (23,954)
Chicago, IL
Met-Paca Section I         1.00%      9,524        (3,699)
New York, NY
Morrisania II Associates   1.00%     29,599       (23,000)
New York, NY
Southern Boulevard         1.00%     16,787        (6,513)
Bronx,  NY
808 Investments Limited
Partnership:
 Sedgefield                7.19%     24,693             0
 Summit                    7.28%     40,991             0
 Windsor                   7.29%     67,204             0

                                   $294,122     $ (97,391)

Partnership/      Net      Maturity    Balloon at   Insured
Location        Payment      Date       Maturity      By

Community
Circle, Ltd.   $  7,236     Jun 2025   $        0      HUD
Cleveland, Ohio
Crowninshield
Apartments       16,131     Dec 2018            0     MFHA
Peabody, MA
Holly Street
Associates        3,981     Apr 2016            0     MFHA
Lawrence, MA
King Drive
Apartments       13,797     Oct 2014            0     HUD
Chicago, IL
Met-Paca
Section I         5,825     Mar 2015            0     HUD
New York, NY
Morrisania II
Associates        6,599     Jul 2016            0     HUD
New York, NY
Southern
Boulevard        10,274     Jul 2016            0     HUD
Bronx,  NY
808 Investments
Limited
Partnership:
 Sedgefield      24,693     Jan 2008     3,082,000    N/A
 Summit          40,991     Jan 2008     5,080,000    N/A
 Windsor         67,204     Jan 2008     8,321,000    N/A

               $196,731


                         PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

There have been no disagreements with accountants on any matters of accounting principles or practices or financial statement disclosure.

Item 9.  Directors and Executive Officers of the Issuer

(a)  The General Partner of the Issuer is Interfinancial
Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These
Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

         Name       Age          Office

Paul H. Pfleger     68       Director/President
John M. Orehek      49       Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

          Name         Age           Office

Paul H. Pfleger         68     Chairman of the Board
John M. Orehek          49     Senior Vice President
Michael Fulbright       49     Secretary

(b)	The Issuer has no employees.
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

John M. Orehek, Senior Vice President.  Mr. Orehek is the
Chief Executive Officer and President of Security
Properties Investment Inc. From 1982 to 1987, he was employed by Security Properties Inc. (SPI) as President of
First Columbia Corporation, its affiliated broker/dealer, and Senior Vice President of SPI. From 1987 to 1991, when he rejoined SPI, he was President of Hallmark Capital
Partners,
Item 8.  Directors and Executive Officers of the Issuer -
Continued

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

Michael Fulbright, Secretary.  Mr. Fulbright is General
Counsel for Security Properties Inc.  He joined the SPI in
1989 as Special Counsel responsible for new development activities and sales and financing transactions in the syndication portfolio. Prior to joining SPI, he was a partner at Tousley Brain, a Seattle law firm that specializes in commercial real estate matters. His practice there included representation of lenders, institutional investors and commercial developers. He received a Masters of Business Administration degree from Texas A&M and a law degree from the University of Washington. He is a member of the Washington State Bar
Association. Mr. Fulbright was first elected an officer of the General Partner, Interfinancial Real Estate Management
Company, during 1994.

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

There is no family relationship between any of the foregoing directors and executive officers.

The executive officers and directors of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and directors of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements.

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles generally accepted in the United States of America and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States of America. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards
Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December
31, 2002 for filing with the Securities and Exchange
Commission.

The General Partner has reappointed Kenneth W. Bryant,
Certified Public Accountant, to audit the financial statements of the Partnership for 2003. Fees for 2002 were audit services of approximately $15,000 and non-audit services (principally tax-related) of approximately $6,500.

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

(e)	There are no retirement benefit plans or other
remuneration that would result from the resignation, retirement, termination or any other change in control of any officer or director of the General Partner of the Issuer.

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
            1201 Third Avenue,
            Suite 5400
            Seattle, Washington 98101-3076

Interfinancial Real Estate Management Company (the General
Partner) owns 400 units of Limited Partner interest, and an affiliate of the General Partner owns 1,232 units of Limited Partner interest.

No officers or directors of the General Partner of the Issuer own a Partnership interest.

No change in control of the Issuer is anticipated.

Item 12.  Certain Relationships and Related Transactions

There are no transactions in which the directors or officers of the General Partner or security holder of the Issuer have a material interest.

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership accrued management fees of $70,000 per year to the general partner. The balance of accrued and unpaid management fees was $991,542 at December 31, 2002.

The General Partner made advances to the Partnership to fund operations of Local Limited Partnerships in the early years of the Partnership. The advances are non-interest bearing and due on demand. The balance was repaid at December 31, 2002.

There were no other transactions which officers or directors of the general partner had an interest.

Item 12.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99, Certification of Chief Executive Officer and
Chief Financial Officer.

(b) Reports on Form 8-K filed during the fourth quarter of 2002:

None

Item 14.  Controls and Procedures

The Chairman of the Board and Senior Vice President of the
Corporate General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures, as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c), and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1973-II
BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




By:  /s/Paul H. Pfleger
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company
     Date:



By:  /s/John M. Orehek
     John M. Orehek
     Senior Vice President
     Interfinancial Real Estate Management Company
     Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.




By:  /s/Paul H. Pfleger
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company
     Date:




By:  /s/John M. Orehek
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company.
     Date:


                          Certification


               I Paul H. Pfleger, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited - 1973-II;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 25, 2003  /s/Paul H. Pfleger
                        Paul H. Pfleger
                        Chairman of the Board
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Executive Officer
                        of the Partnership

                           Certification


                 I John M. Orehek, certify that:

1) I have reviewed this annual report on Form 10-KSB of Urban Improvement Fund Limited - 1973-II;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
"Evaluation Date"); and

c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  August 25, 2003  /s/John M. Orehek
                        John M. Orehek
                        Senior Vice President
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Financial Officer
                        of the Partnership


             Certification of CEO and CFO
         Pursuant to 18 U.S.C. Section 1350,
         as Adopted Pursuant to Section 906
          of the Sarbanes-Oxley Act of 2002


In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the annual period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 25, 2003




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 25, 2003


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.