Form 10QSB
period 2003-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2003-08-26
CIK 102342

UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

              Washington, D.C. 20549

                    FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

                          OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to         .

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
(A Limited Partnership)


                               ASSETS

                                 March 31,   December 31,
                                   2003          2002

Cash                           $   85,285    $   89,419

Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                          3,359,878     3,356,105

Total Assets                   $3,445,163    $3,445,524

                  LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable               $    2,000    $        0

Management fee payable          1,009,042       991,542
                                1,011,042       991,542

Partners' (Deficit):
General Partner - 100
Partnership units
authorized, issued
and outstanding                  (354,793)     (353,800)

Limited Partners -
11,405 partnership
units authorized,
issued and
outstanding                     2,788,914     2,807,782
                                2,434,121     2,453,982

Total Liabilities and
Partners' (Deficit)            $3,445,163    $3,445,524




Unaudited.  See accompanying notes to financial statements.


        CAPITALIZATION AND PARTNERS' (DEFICIT)

      URBAN IMPROVEMENT FUND LIMITED - 1973-II
               (A Limited Partnership)





                                 March 31,    December 31,
                                   2003           2002
General Partner
Interest - 100
Partnership units
Issued and outstanding        $     95,000    $     95,000

Limited Partners'
Interest - 11,405
Partnership units
issued and
outstanding                     11,430,000      11,430,000

Total                           11,525,000      11,525,000

Offering Expenses               (1,237,673)     (1,237,673)

Distributions to partners          (76,502)        (76,502)

Accumulated loss through
December 31, 2002               (7,756,843)     (7,756,843)

Income for three-month
period ended
March 31, 2003                     (19,861)              0
                                (7,776,704)     (7,756,843)

Partners' (Deficit) at
end of Period                 $  2,434,121    $  2,453,982




Unaudited.  See accompanying notes to financial statements.


                   STATEMENTS OF INCOME

         URBAN IMPROVEMENT FUND LIMITED - 1973-II
                    (A Limited Partnership)


                                   For the Three-Month
                                       Period Ended
                                         March 31,
                                     2003         2002

Revenues                           $     167     $      25

Cost and expenses:

 Professional fees                     5,500         5,000

 Management fee                       17,500        17,500

 Amortization expense                  4,216         5,736

 Other                                   801         1,253
                                      28,017        29,489

Loss before equity in loss
of Local Limited Partnerships        (27,850)      (29,464)

Equity in loss of Local
Limited Partnerships                   7,989        51,150

Net income (loss)                  $ (19,861)    $  21,686

Allocation of net loss:

Net loss allocated to
General Partner                    $    (993)    $   1,084

Net loss allocated to
Limited Partners                     (18,868)       20,602

                                   $ (19,861)    $  21,686

Net loss allocated to
Limited Partners per
Limited Partnership Unit
(11,405 units outstanding
at March 31, 2003 and 2002)        $      (2)    $       2



Unaudited.  See accompanying notes to financial statements.


                 STATEMENTS OF CASH FLOWS

         URBAN IMPROVEMENT FUND LIMITED -1973-II
                 (A Limited Partnership)



                                     For the Three-Month
                                        Period Ended
                                           March 31,
                                      2003           2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)                 $ (19,861)     $  21,686
Adjustments to reconcile
net income (loss) to net
cash used by operating
activities:
Amortization                          4,216          5,736
Equity in net (income)
loss of local limited
partnerships                         (7,989)       (51,150)
Decrease in due from
affiliates and distributions
receivable                                0          6,990
Increase (decrease) in
accounts payable and
accrued management fees              19,500         17,500
 Total adjustments                   15,727        (20,924)
 Net cash provided by
 operating activities                (4,134)           762

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS         (4,134)           762

CASH BALANCE AT BEGINNING
OF PERIOD                            89,419          7,727

CASH BALANCE AT END OF PERIOD     $  85,285      $   8,489



Unaudited.  See accompanying notes to financial statements.


         NOTES TO SUMMARIZE FINANCIAL INFORMATION
                    March 31, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Note 2 - Method of Accounting - As of March 31, 2003, the
Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General
Partners of the Local Limited Partnerships, deducted when paid for income tax reporting purposes, are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in local limited partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnerships' properties.
Amortization is discontinued when the investment is reduced to zero.

Taxes on Income

No provision for taxes on income has been recorded, since all taxable income or loss of the Partnership is allocated to the partners for inclusion in their respective tax returns.

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited -
1973-II - Under the terms of the Limited Partnership
Agreement, the Partnership is required to pay the General
Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at March 31, 2003. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2003 and 2002, the minimum fee of $17,500 has been accrued. At March 31, 2003, management fees of $1,009,042 have been recorded as a liability to the General Partner.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited
Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2003 or 2002.

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership
Services, Inc. (PSI), another corporation in which Paul H.
Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2003 and 2002. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community
Circle, Limited and 808 Investments Limited Partnerships.
During 1997, PSI was removed as General Partner of 808
Investments Limited Partnership and converted to a Limited
Partner. The new General Partner is a corporation in which Paul H. Pfleger owns a majority interest.

Note 4 - Investments in Local Limited Partnerships - As of
March 31, 2003, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited
Partnership), which are accounted for on the equity method.
The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited
Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited
Partnerships.

The investments in Local Limited Partnerships are comprised of:

                        March 31, 2003    December 31, 2002

Capital contributions     $ 6,831,192         $ 6,831,192

Distributions              (2,298,960)         (2,298,960)

Equity in losses           (1,924,455)         (1,932,444)

Unamortized costs of
 Acquisitions                 752,101             756,317

                          $ 3,359,878         $ 3,356,105

Item 2 - Management's Discussion and Analysis or Plan of
Operations

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation:
national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations and interest; real estate risks, including variation of real estate values and the general economic climate in local markets and competition for tenants in such markets;
and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000).
The Partnership recorded management fee expense of $17,500 for the three months ended March 31, 2003 and 2002.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for March 31, 2003 and 2002 is summarized as follows:

                                     For the Three-Month
                                        Period Ended
                                          March 31,
                                      2003         2002
Income (loss) from investments
 with non-zero investment:
  808 Investments L.P.              $ 12,394    $  2,150
  Community Circle                    (4,405)     49,000

                                    $  7,989    $ 51,150

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

During 2002, cash distributions from Local Limited
Partnerships totaled $513,999. As of March 31, 2003, cash distributions from Local Limited Partnerships totaled zero.
These funds were utilized to fund operations and repay
General Partner Advances. The General Partner anticipates it will receive adequate distributions from the Local
Limited Partnerships to maintain operations.

At March 31, 2003, the Partnership had management fees payable to the General Partner of $1,009,042. The
Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

Item 3 - Controls and Procedures

The principle executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and
15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

PART II - OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a) Exhibits

99   Certification pursuant to 18 U.S.C. Section 1350, as
adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K
The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2003.



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







                URBAN IMPROVEMENT FUND LIMITED - 1973-II
                                 (Issuer)
               By:  Interfinancial Real Estate Management
                           Company, General Partner





/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership
Date:  August 26, 2003




/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership
Date:  August 26, 2003


                          Certification


               I Paul H. Pfleger, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited - 1973-II;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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

/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership
Date:  August 26, 2003


                        Certification


               I John M. Orehek, certify that:

1) I have reviewed this quarterly report on Form 10-QSB of Urban Improvement Fund Limited - 1973-II;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
13a-14 and 15d-14) for the registrant and we have:

a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the
"Evaluation Date"); and

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

/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership
Date:  August 26, 2003


                Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.











/s/Paul H. Pfleger
Name:  Paul H. Pfleger




/s/John M. Orehek
Name:  John M. Orehek


This certification accompanies the Report pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley
Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.