Form 10QSB
period 2003-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2003-08-26
CIK 102342

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                         FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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
                     (A Limited Partnership)


                             ASSETS

                                  June 30,    December 31,
                                   2003             2002

Cash                           $   10,250       $   89,419

Prepaid expenses                    4,500                0

Investments in and advances
to Local Limited Partnerships
accounted for on the equity
method                          3,353,939        3,356,105

Total Assets                   $3,368,689       $3,445,524


                LIABILITIES AND PARTNERS' (DEFICIT)

Management fee payable         $  941,542       $  991,542
                                  941,542          991,542

Partners' (Deficit):
General Partner - 100
Partnership units
authorized, issued
and outstanding                  (355,142)        (353,800)

Limited Partners -
11,405 partnership
units authorized,
issued and
outstanding                     2,782,289        2,807,782
                                2,427,147        2,453,982

Total Liabilities and
Partners' (Deficit)            $3,368,689       $3,445,524


Unaudited.  See accompanying notes to financial statements.


          CAPITALIZATION AND PARTNERS' (DEFICIT)

         URBAN IMPROVEMENT FUND LIMITED - 1973-II
                  (A Limited Partnership)



                                June 30,     December 31,
                                  2003           2002

General Partner Interest
- 100 Partnership units
issued and outstanding          $    95,000   $    95,000

Limited Partners' Interest
- 11,405 Partnership units
issued and outstanding           11,430,000    11,430,000

Total                            11,525,000    11,525,000

Offering Expenses                (1,237,673)   (1,237,673)

Distributions to partners           (76,502)      (76,502)

Accumulated loss through
December 31, 2002                (7,756,843)   (7,756,843)

Loss for six-month period
Ended June 30, 2003                 (26,835)            0
                                 (7,783,678)   (7,756,843)

Partners' (Deficit) at
End of Period                   $ 2,427,147   $ 2,453,982




Unaudited.  See accompanying notes to financial statements.


                     STATEMENTS OF INCOME

            URBAN IMPROVEMENT FUND LIMITED - 1973-II
                    (A Limited Partnership)


For the Three-Month     For the Six-Month
      Period Ended            Period Ended
        June 30,               June 30,
   2003     2002       2003  	   2002

Revenues     $     115   $      34   $     282   $      59

Cost and expenses:

Professional
 fees            5,500       5,000      11,000      10,000

Management fee  17,500      17,500      35,000      35,000

Amortization
 Expense         4,216       5,736       8,432      11,472

Other            3,825       1,083       4,626       2,336
                31,041      29,319      59,058      58,808

Loss before
equity in
loss of
Local Limited
Partnerships   (30,926)    (29,285)    (58,776)    (58,749)

Equity in
loss of
Local
Limited
Partnerships    23,952     (18,200)     31,941      32,950

Net loss     $  (6,974)  $ (47,485)  $ (26,835)  $ (25,799)

Allocation
of net loss:

Net loss
allocated to
General
Partner           (349)     (2,375)     (1,342)    (1,289)

Net loss
Allocated
to Limited
Partners        (6,625)    (45,110)    (25,493)   (24,510)

             $  (6,974)  $ (47,485)  $ (26,835) $ (25,799)

Net loss
Allocated
to Limited
Partners per
Limited
Partnership
Unit (11,405
Units
outstanding
at June 30,
2003 and
2002)       $      (1 )  $      (4)  $      (2)  $      (2)




Unaudited.  See accompanying notes to financial statements.


                  STATEMENTS OF CASH FLOWS

        URBAN IMPROVEMENT FUND LIMITED -1973-II
                  (A Limited Partnership)

                For the Three-Month     For the Six-Month
                   Period Ended            Period Ended
                     June 30,                 June 30,
                2003        2002        2003         2002

CASH FLOWS FROM
OPERATING ACTIVITIES:
Net loss  $  (6,974)  $  (47,485)  $  (26,835)  $  (25,799)
Adjustments
to reconcile
net loss to
net cash used
by operating
activities:
Amortization   4,216       5,736        8,432       11,472
Equity in
net (income)
loss of local
limited
partnerships  (23,952)    18,200      (31,941)    (32,950)
Decrease in
due from
affiliates and
distributions
receivable          0          0            0       6,989
Increase
(decrease)
in accounts
payable and
accrued
management
fees          (74,000)   (80,626)     (54,500)     (63,125)
Total
Adjustments   (93,736)   (56,690)     (78,009)     (77,614)
Net cash
provided by
operating
activities   (100,710)  (104,175)    (104,844)    (103,413)

CASH FLOWS
FROM INVESTING
ACTIVITIES:
Distributions
from local
limited
Partnerships   25,675     118,125       25,675     118,125
Advance to
local limited
partnerships       0     (11,832)           0     (11,832)
Net cash
provided by
investing
activities    25,675     106,293       25,675     106,293

NET INCREASE
(DECREASE) IN
CASH AND CASH
EQUIVALENTS  (75,035)      2,118      (79,169)     2,880

CASH BALANCE
AT BEGINNING
OF PERIOD     85,285       8,489       89,419      7,727

CASH BALANCE
AT END OF
PERIOD     $  10,250   $  10,607    $  10,250  $  10,607



Unaudited.  See accompanying notes to financial statements.


             NOTES TO SUMMARIZE FINANCIAL INFORMATION
                         June 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2002.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board
("FASB") issued Interpretation No. 46 ("FIN 46"),
Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity.
Prior to the issuance of FIN 46, entities were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February
1, 2003, FIN 46 will apply beginning July 1, 2003.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The
Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The
Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on net earnings, the Partnership cannot make any definitive conclusion until it completes its evaluation.

Note 2 - Method of Accounting - As of June 30, 2003, the
Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited
Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited
Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited -
1973-II - Under the terms of the Limited Partnership
Agreement, the Partnership is required to pay the General
Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at June 30, 2003. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended June 30, 2003 and 2002, the minimum fee of $17,500 has been accrued. During the three months ended June 30, 2003, management fees of $85,000 were paid. At June 30, 2003, management fees of $941,542 have been recorded as a liability to the General Partner.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and (iii) the Limited
Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2003 and 2002.

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

Note 4 - Investments in Local Limited Partnerships - As of
June 30, 2003, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited
Partnership), which are accounted for on the equity method.
The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited
Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited
Partnerships.

The investments in Local Limited Partnerships are comprised of:

                        June 30, 2003   December 31, 2002

Capital contributions     $6,831,193       $6,831,192

Distributions             (2,324,635)      (2,298,960)

Equity in losses          (1,900,504)      (1,932,444)

Unamortized costs
of acquisitions              747,885          756,317

                          $3,353,939       $3,356,105

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

Liquidity

The Partnership has followed the practice of investing available funds not used in the purchase of properties or in operations into short-term investments. Interest income resulted from such short-term investments. The Partnership is dependent upon interest earned and the distributions from Local Limited Partners for cash flow.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000).
The Partnership recorded management fee expense of $17,500 for the six months ended June 30, 2003 and 2002.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for June 30, 2003 and 2002 is summarized as follows:

                                    For the Six-Month
                                       Period Ended
                                         June 30,
                                    2003           2002
Distribution received
from investments with
zero investment:
 King Drive Associates            $ 25,675       $      0
Income (loss) from
investments with
non-zero investment:
 808 Investments L.P.               10,671          8,950
 Community Circle                   (4,405)        24,000

                                  $ 31,941       $ 32,950

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

During 2002, cash distributions from Local Limited
Partnerships totaled $513,999. As of June 30, 2003, cash distributions from Local Limited Partnerships totaled
$25,675. These funds were utilized to fund operations and repay General Partner accrued management fees. The General
Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At June 30, 2003, the Partnership had management fees payable to the General Partner of $941,542. The
Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2003.



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


                Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the quarterly period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the
"Report"), Paul H. Pfleger, as the equivalent of the Chief
Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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