Form 10QSB
period 2003-09-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2003-11-12
CIK 102342

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

                     FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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
                 (A Limited Partnership)


                       ASSETS

                             September 30,      December 31,
                                2003                2002

Cash                          $    9,822         $   89,419

Investments in and
  advances to Local
  Limited Partnerships
  accounted for
  on the equity method         3,187,217          3,356,105

Total Assets                  $3,197,039         $3,445,524


            LIABILITIES AND PARTNERS' (DEFICIT)

Management fee payable        $  864,542         $  991,542
                                 864,542            991,542

Partners' (Deficit):
General Partner - 100
  Partnership units
  authorized, issued
  and outstanding               (359,874)          (353,800)

Limited Partners - 11,405
  Partnership units
  authorized, issued
  and outstanding              2,692,371         2,807,782
                               2,332,497         2,453,982

Total Liabilities and
  Partners' (Deficit)         $3,197,039         $3,445,524




Unaudited.  See accompanying notes to financial statements.



CAPITALIZATION AND PARTNERS' (DEFICIT)

URBAN IMPROVEMENT FUND LIMITED - 1973-II
(A Limited Partnership)





                                    September 30,    December 31,
                                        2003            2002
General Partner Interest -
  100 Partnership units
  issued and outstanding          $    95,000     $    95,000

Limited Partners' Interest
  - 11,405 Partnership units
  issued and outstanding           11,430,000      11,430,000

Total                              11,525,000      11,525,000

Offering Expenses                  (1,237,673)     (1,237,673)

Distributions to partners             (76,502)        (76,502)

Accumulated loss through
December 31, 2002                  (7,756,843)     (7,756,843)

Loss for nine-month period
  ended September 30, 2003           (121,485)              0
                                   (7,878,328)     (7,756,843)

Partners' (Deficit) at End
  of Period                       $ 2,332,497     $ 2,453,982




Unaudited.  See accompanying notes to financial statements.



                   STATEMENTS OF INCOME

         URBAN IMPROVEMENT FUND LIMITED - 1973-II
                  (A Limited Partnership)


                     For the Three-Month    For the Nine-Month
                         Period Ended          Period Ended
                         September 30,         September 30,
                       2003      2002        2003       2002

Revenues            $     16   $      11   $     298   $    70

Cost and expenses:

 Professional
 Fees                  4,500       5,134      15,500    15,134

 Management fee       17,500      17,500      52,500    52,500

 Amortization
  expense              4,216       5,736      12,648    17,208

 Other                   444          70       5,070     2,406
                      26,660      28,440      85,718    87,248

Loss before
 Equity in
 loss of
 Local
 Limited
 Partnerships         (26,644)   (28,429)   (85,420)  (87,178)

Equity in
 income (loss)
 of Local
 Limited
 Partnerships         (68,006)    72,150    (36,065)  105,100

Net income (loss)  $ (94,650)  $  43,721  $(121,485) $ 17,922

Allocation of net
 income (loss):

Net income (loss)
 Allocated to
 General Partner    $  (4,733)  $  2,185  $  (6,074) $    896

Net income (loss)
 Allocated to
 Limited Partners     (89,917)    41,536   (115,411)   17,026

                    $ (94,650) $  43,721  $(121,485) $ 17,922
Net income (loss)
 allocated to
 Limited Partners
 per Limited
 Partnership Unit
 (11,405 units
 outstanding at
 September 30,
 2003 and 2002)     $      (8)  $      4  $     (10) $      2




Unaudited.  See accompanying notes to financial statements.

                       STATEMENTS OF CASH FLOWS

               URBAN IMPROVEMENT FUND LIMITED -1973-II
                        (A Limited Partnership)



For the Three-Month    For the Nine-Month
      Period Ended            Period Ended
     September 30,           September 30,
   2003     2002     2003     2002
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income
 (loss)       $ (94,650)  $   43,721  $ (121,485)  $   17,922
Adjustments
 to reconcile
 net income
 (loss) to
 net cash
 used by
 operating
 activities:
Amortization      4,216        5,736      12,648       17,208
Equity in
 net (income)
 loss
 of local
 limited
 partnerships    68,006      (72,150)     36,065     (105,100)
Decrease in
 due from
 affiliates and
 distributions
 receivable           0            0           0        6,989
Increase
 (decrease)
 in accounts
 payable and
 accrued
 management
 fees            (72,500)      10,000    (127,000)    (53,125)
Total
 Adjustments        (278)     (56,414)    (78,287)   (134,028)
Net cash
 provided by
 operating
 activities      (94,928)     (12,693)   (199,772)   (116,106)

CASH FLOWS
 FROM INVESTING
 ACTIVITIES:
Distributions
 from local
 limited
 Partnerships     94,500            0    120,175     118,125
Advance to
 local limited
 partnerships          0       11,832          0           0
Net cash
 provided by
 investing
 activities       94,500       11,832    120,175     118,125

NET INCREASE
 (DECREASE) IN
 CASH AND CASH
 EQUIVALENTS        (428)        (861)   (79,597)      2,019

CASH BALANCE
 AT BEGINNING
 OF PERIOD        10,250       10,607     89,419       7,727

CASH BALANCE
 AT END
 OF PERIOD     $   9,822    $   9,746  $   9,822   $   9,746




Unaudited.  See accompanying notes to financial statements.



               NOTES TO SUMMARIZE FINANCIAL INFORMATION
                         September 30, 2003

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

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

Note 2 - Method of Accounting - As of September 30, 2003, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at September 30, 2003 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at September 30, 2003. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended September 30, 2003 and 2002, the minimum fee of $17,500 has been accrued. During the three months ended September 30, 2003, management fees of $94,500 were paid. At September 30, 2003, management fees of $864,542 have been recorded as a liability to the General Partner.

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

Note 4 - Investments in Local Limited Partnerships - As of September 30, 2003, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                      September 30, 2003   December 31, 2002

Capital contributions    $ 6,831,193           $ 6,831,192

Distributions             (2,419,135)           (2,298,960)

Equity in losses          (1,968,510)           (1,932,444)

Unamortized costs
 of acquisitions             743,669               756,317

                         $ 3,187,217           $ 3,356,105

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $52,500 for the nine months ended September 30, 2003 and 2002.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for September 30, 2003 and 2002 is summarized as follows:

                                          For the Nine-Month
                                             Period Ended
                                             September 30,
                                          2003          2002
Distribution received
 from investments with
 zero investment:
  King Drive Associates                $ 25,675       $      0
Income (loss) from
 investments with
 non-zero investment:
  808 Investments L.P.                  (57,335)        65,700
  Community Circle                       (4,405)        39,400

                                       $(36,065)      $105,100

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

During 2002, cash distributions from Local Limited Partnerships totaled $118,125. As of September 30, 2003, cash distributions from Local Limited Partnerships totaled $120,175. These funds were utilized to fund operations and repay General Partner accrued management fees. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At September 30, 2003, the Partnership had management fees payable to the General Partner of $864,542. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending September 30, 2003.



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







            URBAN IMPROVEMENT FUND LIMITED - 1973-II
                             (Issuer)
            By:  Interfinancial Real Estate Management
                      Company, General Partner





Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership




Date:  November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership


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

Date:  November 12, 2003
/s/Paul H. Pfleger
Paul H. Pfleger
Chairman of the Board
Interfinancial Real Estate Company,
equivalent of the
Chief Executive Officer of the Partnership

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

Date: November 12, 2003
/s/John M. Orehek
John M. Orehek
Senior Vice President
Interfinancial Real Estate Company,
equivalent of the
Chief Financial Officer of the Partnership

                  Certification of CEO and CFO
               Pursuant to 18 U.S.C. Section 1350,
               as Adopted Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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