Form 10KSB
period 2003-12-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2004-08-30
CIK 102342

UNITED STATES

             SECURITIES AND EXCHANGE COMMISSION

                   Washington, D.C. 20549

                       FORM 10-KSB
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $307

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership units were sold, or the average bid and asked prices of such partnership units as of December 31, 2003. No market exists for the limited partnership units of the Issuer, and, therefore, no aggregate market value can be determined.

DOCUMENTS INCORPORATED BY REFERENCE
None

The matters discussed in this report contain certain forward-looking statements, including without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time-to-time with the Securities and Exchange Commission.

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

The following is a schedule of the properties currently owned by the Local Limited Partnerships in which the Partnership is a limited partner:

Schedule of Properties Owned by Local Limited Partnerships in which Urban Improvement Fund Limited 1973-II has an Investment

                              Limited
                             Partnership
Property Name, Location       Ownership        Number
and Partnership Name          Interests       of Units

Community Circle                95.00%      160 residential
Section 236	72%
  Cleveland, Ohio

Crowninshield Apartments        95.00%      284 residential
  Peabody, MA
Section 236/MHFA	4%

Holly Street
  Lawrence, MA                  95.00%       69 residential
Section 236/MHFA	25% estimate

King Drive
  Chicago, IL                   95.00%      315 residential
Section 236	31%

Met-Paca Section 1
  Mew York, NY                  99.00%       37 residential
Section 236	55%

Morrisania II
  New York, NY                  95.00%       161 residential
Section 236	25% estimate

Southern Boulevard
  Phase One
  New York, NY                  94.94%        73 residential
Section 236	61%

808 Investment Limited
 Partnership                    94.50%
  Sedgefield                                  124 residential
Not insured	None
  Summit                                      128 residential
Not insured	None
  Windsor                                     399 residential
Not insured	None

                            Financed
                           Insured and     Units Receiving
Property Name, Location    Subsidized     Rental Assistance
And Partnership Name          Under        Under Section 8

Community Circle           Section 236             72%
  Cleveland, Ohio

Crowninshield Apartments   Section 236/MHFA         4%
  Peabody, MA

Holly Street
  Lawrence, MA             Section 236/MHFA   25% estimate

King Drive
  Chicago, IL              Section 236              31%

Met-Paca Section 1
  Mew York, NY             Section 236              55%

Morrisania II
  New York, NY             Section 236         25% estimate

Southern Boulevard
  Phase One
  New York, NY              Section 236             61%

808 Investment Limited
 Partnership
  Sedgefield                 Not insured           None
  Summit                     Not insured           None
  Windsor                    Not insured           None

Although each Local Limited Partnership in which the Partnership has invested owns an apartment complex which must compete with other apartment complexes for tenants, government mortgage interest and rent subsidies make it possible to rent units to eligible tenants at below market rates. In general, this insulates the Properties from market competition.

Regulation

General

Multifamily apartment properties are subject to various laws, ordinances and regulations, including regulations relating to recreational facilities such as swimming pools, activity centers and other common areas. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions, as well as changes in laws effecting development, construction and safety requirements, may result in significant unanticipated expenditures, which would adversely affect the properties' cash flow from operating activities. In addition, future enactment of rent control or rent stabilization laws or other laws regulating multifamily housing may reduce rental revenue or increase operating costs in particular markets.

Regulation of Affordable Housing

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

Management believes that the Partnership's properties are covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits.

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

Item 2.  Properties

The Issuer owns equity interest as a limited partner in the following real estate projects as of December 31, 2003:

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

SEDGEFIELD SQUARE
Sedgefield Square is located in the desirable Sedgefield area of Greensboro. The area has experienced high vacancy levels over the past two years due to the large volume of move-outs due to home purchases, as well as challenges in finding qualified traffic to rent apartments. In addition, neighboring communities are discounting rents and offering concessions of one month to six weeks free to combat vacancy loss. However, vacancy rates have been slightly decreasing over the past quarter, and the property has increased occupancy levels to the low 90s. It is anticipated that vacancy rates will continue in the 8 to 10% range for the remainder of 2004.

THE SUMMIT APARTMENTS
The Summit Apartments is located within Escondido, California, approximately 45 minutes from downtown San Diego. The Summit has had an average occupancy of 92 percent during 2003 and 2002. There are currently no multifamily housing developments under construction within the area.

WINDSOR STATION
Windsor Station Apartments are located in the east Dallas metropolitan area. The sub-market is primarily blue collar with a large number of minority households. The property has struggled at an 86% to 88% occupancy level throughout most of 2004, with the market averaging a 10% overall vacancy rate. This market has struggled over the past several years with decreased rents and high concessions being utilized throughout the area. Windsor is the most expensive community in the area, which prevents any near-term plans for increases to rental increases until the market improves.

Incentive Management Fees

In three of the Local Limited Partnerships, the Issuer has entered into an agreement with the local General Partner to provide an incentive management fee to the local General
Partner. The payment is deducted from the Issuer's cash distribution and recorded as an expense on the Issuer's financial statements. During 2003 and 2002, an incentive management fee of $8,215 and $9,665, respectively, was paid by Crowninshield Apartments, one of the Local Limited
Partnerships.

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

King Drive - The local General Partner receives, as an incentive management fee, the following percentage of Urban
'73-II cash distributions:

       Amount                       Percentage

   Up to $15,444                        Zero
   Over $15,444                          50%

Southern Boulevard I - The local General Partner receives, as an incentive management fee, the following percentage of Urban
'73-II cash distributions:

       Amount                        Percentage

   Up to $20,111                         37%
   Over $20,111                          50%

Occupancy Rates
   Partnership                       2003         2002

Community Circle                      89%          93%
Crowninshield Apartments              99%          99%
Holly Street                          99%          99%
King Drive                            97%          92%
Met Paca Section 1                    96%          95%
Morrisania II                         99%          99%
Southern Boulevard                    99%          99%
808 Investment LP:
  Sedgefield Square                   86%          92%
  The Summit                          88%          92%
  Windsor Station                     93%          90%

Average Annual Rental Per Unit

    Partnership                       2003         2002

Community Circle                   $  6,734      $  7,084
Crowninshield Apartments           $  8,253      $  7,938
Holly Street                       $  6,512      $  6,274
King Drive                         $  6,657      $  6,886
Met Paca Section 1                 $ 11,244      $ 10,933
Morrisania II                      $  9,152      $  8,732
Southern Boulevard                 $ 10,651      $ 10,350
808 Investment LP:
  Sedgefield Square                $  6,796      $  7,016
  The Summit                       $ 11,987      $ 11,107
  Windsor Station                  $  6,535      $  6,320

Property Real Estate Tax
                                        Property Tax
       Partnership                    2003         2002

Community Circle                   $ 58,795      $ 93,700
Crowninshield Apartments           $183,845      $178,072
Holly Street                       $ 33,698      $ 35,649
King Drive                         $141,754      $142,110
Met Paca Section 1                 $ 49,718      $ 36,736
Morrisania II                      $236,664      $186,329
Southern Boulevard                 $ 97,591      $ 60,095
808 Investment LP:
  Sedgefield Square                $ 54,864      $ 54,865
  The Summit                       $ 99,782      $ 94,466
  Windsor Station                  $297,882      $289,180

Federal Tax Basis Information

                        Federal      Original Building
Partnership            Tax Basis      Method    Life

Community Circle      $1,140,168       DDB      15-20
Crowninshield
 Apartments           $1,044,208        SL      20
Holly Street          $  544,050        SL      22-40
King Drive            $  536,160        SL      27.5
Met Paca
 Section 1            $  207,004        SL       5
Morrisania II         $  409,211        DDB     24
Southern Boulevard    $   427,379       SL       5
808 Investment LP:
  Sedgefield Square   $ 1,455,501       SL    27.5
  The Summit          $ 3,340,313       SL    27.5
  Windsor Station     $ 4,103,138       SL    27.5

                   Bldg. Improvements   Personal Property
Partnership          Method    Life      Method    Life

Community Circle       SL    20-40         SL      5-12
Crowninshield
 Apartments            SL    19-27.5       DDB     5-7
Holly Street           SL    19-27.5       SL      5-8
King Drive             SL    15-27.5       DDB     5-7
Met Paca
 Section 1             SL    19-27.5       DDB     5-7
Morrisania II          SL    27.5          DDB     5-7
Southern Boulevard     SL    19-27.5       DDB     5-7
808 Investment LP:
 Sedgefield Square     SL    27.5          DDB     5-7
 The Summit            SL    27.5          DDB     5-7
 Windsor Station       SL    27.5          DDB     5-7

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

During the year ended December 31, 2000, Equity Resources made a tender offer to the partners of the Issuer. During the year ended December 31, 2003, Everest Management, LLC made a tender offer to the partners of the Issuer. Equity Resources purchased 465 units at a cost of $200 per unit during 2002 and 50 units at a cost of $200 during 2003. Everest Management, LLC purchased 130 units at a cost of $300 per unit during 2003. Equity Resources and Everest Management are not affiliated with the General Partner.

An affiliate of the General Partner, SP Millennium, LLC, purchased 425 units during the year ended December 31, 2002. The purchase price was $200 per unit. The affiliate of the General Partner purchased 401 units during the year ended December 31, 2003. The purchasing price was between $200 and $300 per unit. SP Millennium, LLC owned 1,632.5 limited partner units at December 31, 2003.

Interfinancial Real Estate Management Company, the General
Partner, owned 405 units of Limited Partnership interest at December 31, 2003.

During the year ended December 31, 2002, eight partners transferred 238 units to individuals or entities. During the year ended December 31, 2003, two partners transferred thirty units to individuals and entities. The Partnership does not have any details regarding the purpose or consideration involved in these transfers. These types of transfers are usually a result of the following actions:

1. Due to the divorce of the partner, the interest is fully or partially transferred to a spouse.

2. Due to tax planning, the interest is transferred to a trust.

3. Due to the death of the partner, the interest is transferred to a trust or the beneficiaries of the estate.

4. The interest is gifted to a charitable organization.

There have been no cash distributions to partners during the year ended December 31, 2003 and 2002. During 2002, one of the Local Limited Partnerships made state income tax withholding payments on behalf of the Partnership totaling $14,994. The individual partners of the Partnership receive credit for the tax payments made to the states. Therefore, these payments are treated as distributions to the partners of the Partnership.

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

During the period 2003 and 2002, cash distributions from Local Limited Partnerships totaled $151,146 and $513,999, respectfully. A portion of the distributions reported in 2002 in the amount of $14,994 was state income taxes paid on the Issuer's behalf by the Local Limited Partnership's. These funds were utilized to fund operations and repay General Partner Advances and management fees. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At December 31, 2000, the Partnership had advances from the General Partner of $177,006. These were repaid during 2001.

At December 31, 2003, the Partnership had management fees payable to the General Partner of $882,042. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

                                           2003       2002

Urban's share of Distribution            $151,146   $513,999

Advances (made to) repaid by
 Local Limited Partnerships              $      0   $      0

The General Partner believes the level of distributions received will fund the general and administrative expenses of the Partnership.

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 in 2003 and 2002. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) The Partnership recorded management fee expense of $70,000 per year for 2003 and 2002. The unpaid balance of the fees has been accrued. The balance of accrued management fees at December 31, 2003 was $882,042.

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

The Partnership has entered into incentive management agreements with the General Partner in three of the Local Limited Partnerships to pay a fee based on a percentage of surplus cash paid. These fees are paid from distributions received from these Local Limited Partnerships. During 2002, these partnerships did not generate sufficient surplus cash to pay the incentive management fees. During 2003, an incentive management fee of $8,215 was paid to one general partner of a Local Limited Partnership.

At December 31, 2003, the Partnership had investments in eight active real estate limited partnerships as a Limited Partner. The Partnership carries such investments on the equity method of accounting. The Partnership discontinues recording losses for financial reporting purposes when its investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnership. At year-end, all of the investments were reduced to zero except for 808 Investment Limited Partnership and Community Circle Apartments. The equity in income in Local Limited Partnerships resulted from either Local Limited Partnerships, whose investments have not been reduced to zero, reporting income from operations and Local Limited Partnerships, whose investments have been reduced to zero, who paid distributions or repaid an advance. Additional advances to Local Limited Partnerships, after an investment is reduced to zero, are recorded as losses.

The components of the Partnership's equity in net income
(loss) of the Local Limited Partnerships for 2003 and 2002 is summarized as follows:

                                      2003            2002
Income (loss) from Partnerships
 with non-zero investments:
  808 Investments Limited
   Partnership                     $(209,425)      $ (50,272)
  Community Circle Apartments         (4,405)        (20,651)
  Met Paca I                          50,712               0

Distributions received from
 Partnerships with zero
 investments:
  Crowninshield                       39,186          43,329
  King Drive                          25,675               0

                                   $  98,257       $ (27,594)

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests
in the entity.   Prior to the issuance of FIN 46, entities
were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 as applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

Recent Accounting Pronouncements - Continued

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnership. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

Item 7.  Financial Statements

Urban Improvement Fund Limited - 1973-II

List of Financial Statements

Report of Carter & Company, Certified Public Accountant, LLC,
Independent Auditor - for the year ended December 31, 2003.

Report of Kenneth W. Bryant, Certified Public Accountant,
Independent Auditor - for the year ended December 31, 2002

Balance Sheet - December 31, 2003

Statements of Operations - Years ended December 31, 2003 and
2002

Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 2003 and 2002.

Statements of Cash flows - Years ended December 31, 2003 and
2002

Notes to Financial Statements

CARTER & COMPANY
Certified Public Accountants, LLC
                                  555 North Point Center East
                                                 Fourth Floor
                                    Alpharetta, Georgia 30022
                                         Phone - 678-366-5005
                                           Fax - 678-366-5151

              INDEPENDENT AUDITORS' REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

We have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1973-II (a Limited Partnership) as of December 31, 2003, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2003. These financial statements and are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit five of the financial statements of Urban Improvement Fund Limited - 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4.
These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited - 1973-II's investment in these partnerships has been reduced to zero.
The financial statements of Urban Improvement Fund Limited - 1973-II as of December 31, 2002 were audited by other auditors whose report dated July 15, 2003 expressed an unqualified opinion.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973-II as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


       /s/Carter & Company, Certified Public Accountants, LLC



Atlanta, Georgia
July 20, 2004

                     Kenneth  W. Bryant
                Certified Public Accountant
                555 North Point Center East
                  Fourth Floor, Suite 459
                   Alpharetta, GA 30022
                       678-366-4550

                  INDEPENDENT AUDITOR'S REPORT

To the Partners
Urban Improvement Fund Limited - 1973-II

I have audited the accompanying balance sheet of Urban Improvement Fund Limited - 1973-II (a Limited Partnership) as of December 31, 2002, and the related statements of operations, changes in partners' capital (deficit) and cash flows for the year ended December 31, 2002. These financial statements and are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit five of the financial statements of Urban Improvement Fund Limited - 1973-II's Local Limited Partnership investments whose combined financial statements are shown in Note 4.
These statements were audited by other auditors whose reports have been furnished to me, and my opinion, to the extent it relates to the amounts included for these Local Limited Partnership investments, is based solely on the reports of the other auditors. Urban Investment Fund Limited - 1973-II's investment in these partnerships has been reduced to zero.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit and the reports of other auditors provide a reasonable basis for my opinion.

In my opinion, based on my audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Urban Improvement Fund Limited - 1973-II as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


              /s/Kenneth W. Bryant Certified Public Accountant



Atlanta, Georgia
July 15, 2003

                  INDEPENDENT AUDITORS' REPORT



TO THE PARTNERS HOLLY STREET ASSOCIATES

We have audited the accompanying balance sheet of HOLLY STREET ASSOCIATES (a Limited Partnership) as of December 31, 2003, and the related statements of operations, changes in partners' deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HOLLY STREET ASSOCIATES as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2004 on our consideration of HOLLY STREET ASSOCIATES' internal controls and on our tests of its compliance with laws, regulations and contracts. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with those reports in considering the results of our audit.


                           /s/Freedman Alpren & Green LLP


Freedman Alpren & Green LLP
New York, New York
January 15, 2004

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


                              /s/Freedman Alpren & Green LLP


Freedman Alpren & Green LLP
New York, New York
January 16, 2003

                    INDEPENDENT AUDITOR'S REPORT


TO The Partners
KING DRIVE APARTMENTS
Chicago, Illinois

We have audited the accompanying balance sheet of KING DRIVE APARTMENTS, Project No. 071-44141, an Illinois Limited Partnership, as of December 31, 2003, and the related statements of operations, changes in partners' equity (deficit) and statement of cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of KING DRIVE APARTMENTS as of December 31, 2003, and its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/Haran & Associates Ltd.


HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wilmette, Illinois
January 20, 2004

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


/s/Haran & Associates Ltd.


HARAN & ASSOCIATES LTD.
Certified Public Accountants
Wilmette, Illinois
January 27, 2003

                INDEPENDENT AUDITOR'S REPORT


Partners
Morrisania II Associates

We have audited the accompanying balance sheet of Morrisania II Associates (a Limited Partnership), HUD Project
No. 012-44126, as of December 31, 2003 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morrisania II Associates (a limited partnership) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued reports dated March 31, 2004 on our consideration of Morrisania II Associates' (a limited partnership) internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with those reports in considering the results of our audit.

Morrisania II Associates has elected to omit all of the supplementary information that HUD has determined is required to supplement, although not required to be a part of, the basic financial statements.



/s/Sacks, Press & Lacher, P.C.

New York, New York
March 31, 2004

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

                       /s/Siegel, Sacks, Press & Lacher, P.C.

New York, New York
April 10, 2003

                     INDEPENDENT AUDITOR'S REPORT

To the Partners
Southern Boulevard Partners I

We have audited the accompanying balance sheets of Southern Boulevard Partners I [FHA Project No. 012-44128], as of December 31, 2003, and the related statements of profit and loss, partners' equity deficiency and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southern Boulevard Partners I as of December 31, 2003, and the results of its operations, changes in partners' equity deficiency and cash flows for the year then ended in conformity with accounting principles generally accepted in United States of America.


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 19, 2004

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


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
March 6, 2003

                INDEPENDENT AUDITOR'S REPORT

To the Partners
Met Paca I Associates

We have audited the accompanying balance sheet of Met Paca I Associates, [FHA Project No. 012-44154], as of December 31, 2003, and the related statements of profit and loss, partners' equity deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Met Paca I Associates as of December 31, 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 19, 2004

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


/s/D'Arcangelo & Co., LLP


D'Arcangelo & Co., LLP
Purchase, New York
February 21, 2003

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

BALANCE SHEETS

December 31, 2003




                               ASSETS


Cash and cash equivalents                    $     37,584

Investments in and advances to Local
 Limited Partnerships accounted for on
 the equity method - Note 4                     3,079,683
                                              $ 3,117,267



       LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)



Management fee payable - Note 3                $   882,042

Partners' capital (deficit) - Note 2
General Partner - 100 Partnership units
authorized, issued and outstanding                (364,738)

Limited partners - 11,405 Partnership
units authorized, issued and outstanding         2,599,963
                                                 2,235,225

                                               $ 3,117,267




The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF INCOME (LOSS)




                                     Year Ended December 31,
                                        2003         2002

Interest income                     $      307     $      130

Expenses:
Professional Fees                       19,000         21,584
Management fees - Note 3                70,000         70,000
Incentive management fee                 8,215          9,665
Amortization expense                    18,804         22,940
Other expenses                           4,788          4,058
                                       120,807        128,247
Loss before equity in income
 (loss) of Local Limited
 Partnerships                         (120,500)      (128,117)
Equity in income (loss)
 of Local Limited
 Partnerships - Note 4                 (98,257)       (27,594)

Net income (loss)                   $ (218,757)    $ (155,711)

Allocation of net income (loss):
 Net income (loss) allocated to
  General Partner                   $  (10,938)    $   (7,786)
 Net income (loss) allocated to
  Limited Partners                    (207,819)      (147,925)

                                    $ (218,757)    $ (155,711)
Net financial reporting income
 (loss) per unit:
  General partnership units (100
   units outstanding allocated to
   General Partner)                 $     (109)    $      (78)
  Limited partnership units (11,405
   Units outstanding allocated to
   Limited Partners)                $      (18)    $      (13)

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                        General      Limited
                        Partner      Partners       Total
Partners' capital
 (deficit) at
 January 1, 2002      $ (345,264)   $2,969,951   $2,624,687
Net income (loss)
 - 2002                   (7,786)     (147,925)     (155,711)
Distribution                (750)      (14,244)      (14,994)
Partners' capital
 (deficit) at
 December 31, 2002      (353,800)    2,807,782     2,453,982
Net income (loss)
 - 2003                  (10,938)     (207,819)     (218,757)
Partners' capital
 (deficit) at
 December 31, 2003    $ (364,738)    $2,599,963   $2,235,225


The Notes to Financial Statements are an integral part of these Statements.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

STATEMENTS OF CASH FLOWS




                                  Year Ended December 31,
                                    2003            2002
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income (loss)                $ (218,757)     $ (155,711)
Adjustments to reconcile net
 loss to net cash used by
 operating activities:
  Amortization of costs of
   Acquisition                       18,804          22,940
  Equity in net loss (income)
   of Local Limited Partnerships    163,118          27,594
 Decrease in accounts receivable          0           6,989
 Increase (decrease) in
   accounts payable                       0          (2,500)
 Increase (decrease) in
  accrued management fees          (109,500)       (316,625)
Total adjustments                    72,422        (261,602)
Net cash provided (used) by
 operating activities              (146,335)       (417,313)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Current year distributions
   received                          94,500         513,999
  Net cash provided (used) by
   investing activities              94,500         513,999

CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Partnership distribution                0         (14,994)
 Net cash provided (used) by
  financing activities                    0         (14,994)

NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS          (51,835)         81,692

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF YEAR                   89,419           7,727

CASH AND CASH EQUIVALENTS AT
END OF YEAR                     $    37,584     $    89,419


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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accrued results could differ from these estimates.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 requires the consolidation of entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests
in the entity.   Prior to the issuance of FIN 46, entities
were generally consolidated by an enterprise when it had a controlling financial interest through ownership of a majority voting interest in the entity. FIN 46 as applied immediately to variable interest entities created after January 31, 2003, and with respect to variable interests held before February 1, 2003, FIN 46 will apply to financial statements for periods ending after December 15, 2004.

The Partnership has not entered into any partnership investments subsequent to January 31, 2003. The Partnership is in the process of evaluating its investments in unconsolidated partnerships that may be deemed variable interest entities under the provisions of FIN 46. The Partnership has not yet determined the anticipated impact of adopting FIN 46 for its partnership agreements that existed as of January 31, 2003. However, FIN 46 may require the consolidation of the assets, liabilities and operations of certain of the Partnership's unconsolidated partnership investments. Although the Partnership does not believe the full adoption of FIN 46 will have an impact on cash flow, the Partnership cannot make any definitive conclusion on the impact on net earnings until it completes its evaluation, including an evaluation of the Partnership's maximum exposure to loss.

In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measure certain financial instruments with characteristics of both liabilities and equity. The requirements of SFAS 150 apply to the classification and measurement of freestanding financial instruments. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has adopted SFAS 150 as of July 1, 2003. Additionally, in September 2003, the FASB staff indicated that SFAS 150 also applies to the non-controlling interests in consolidated finite life partnerships. However, on October 29, 2003, the FASB indefinitely deferred the provisions of SFAS 150 for finite life partnership. The adoption of SFAS 150 did not have a material impact on the Partnership's results of operations taken as a whole.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 1 - Organization and Accounting Policies - Continued

Investment in Local Limited Partnerships

As of December 31, 2003, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method (Note 4). The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

Initial rent-up fees paid by the Partnership to the General Partners of the Local Limited Partnerships, deducted when paid for income tax reporting purposes (Note 2), are capitalized as costs of acquisition of the Local Limited Partnerships and is included in the investment in local limited partnership balance for financial reporting purposes. These costs and other costs of acquisition are amortized using the straight-line method over the lives (fifteen to forty years) of the Local Limited Partnerships' properties. Amortization is discontinued when the investment is reduced to zero. Amortization expense was $18,804 and $22,940 for the years ended December 31, 2003 and 2002, respectively.

The Partnerships' equity in net income (loss) of the Local
Limited Partnerships is summarized as follows:

                                      2003             2002
Income from Partnership with
 non-zero investments:
  808 Investments Limited
   Partnership                     $(209,425)    $   (50,272)
  Community Circle                    (4,405)        (20,651)
  Met Paca I                          50,712               0

Distributions received from
 Partnerships with zero
 investments:
  Crowninshield                       39,186          43,329
  King Drive                          25,675               0

                                  $   98,257      $  (27,594)

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

A reconciliation of the Partnership's income (loss) for financial reporting purposes and the Partnership's income
(loss) for income tax reporting purposes follows:

                                      For the Year Ended
                                         December 31,
                                      2003          2002
Net income (loss) for financial
 Reporting purposes                $(218,757)    $(155,711)

Amortization of initial or rent-
 up fees and other costs of
 acquisition capitalized for
 financial reporting purposes
 and previously deducted for
 income tax reporting purposes        18,804        22,940

Equity in income (losses)
 reported by Local Limited
 Partnerships for income tax
 reporting purposes in excess
 of income (losses) for
 financial reporting purposes         512,444     1,267,172

Accrual and other adjustments
 For financial reporting purposes    (109,500)     (306,961)

Net income as reported on the
 Federal income tax return         $  202,991    $  827,440

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

A reconciliation of partners' capital (deficit) for financial reporting purposes and partners' capital (deficit) for income tax reporting purposes follows:

                                     For the Year Ended
                                         December 31,
                                     2003             2002
Partners' capital (deficit)
 for financial reporting
 purposes                       $  2,235,225    $  2,453,982

Unamortized portion of
 initial and rent-up fees
 and other costs of
 acquisition capitalized for
 financial reporting purposes
 and previously deducted for
 income tax reporting purposes       (720,651)       (756,317)

Commissions and offering
 expenses capitalized for
income tax reporting purposes
 and charged to capital for
 financial reporting purposes        1,237,673      1,237,673

Equity in cumulative losses
 of Local Limited Partnerships
 for income tax reporting
 purposes in excess of losses
 for financial reporting purposes  (19,498,306)   (19,993,888)

Accrual and other adjustments
 for financial reporting purposes      882,042        991,542

Partners' capital (deficit) as
 reported on the federal income
 tax return                       $(15,864,017)  $(16,067,008)

The Partnership has received a ruling from the Internal Revenue Service that the basis of the limited partners' interests in the Partnership will include the Partnership's allocable share of basis resulting from mortgage debt of the Local Limited Partnerships under Section 752 of the Internal Revenue Code.

Note 3 - Management of Urban Improvement Fund Limited - 1973-
II

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at December 31, 2003 and 2002. The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000. For the years ended December 31, 2003 and 2002, the minimum fee of $70,000 has been accrued. Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. At December 31, 2003, management fees of $882,042 have been recorded as a liability to the General Partner.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 3 - Management of Urban Improvement Fund Limited - 1973-
II - Continued

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

Investment in and advances to the Local Limited Partnerships accounted for on the equity method are as follows:

                                    Equity In
                      Capital        Income
                   Contributions    (Losses)        Subtotal
December 31, 2003:

Community
 Cir. Ltd            $  213,668   $  (313,120)    $   (99,452)
Crowninshield
 Apts                   593,183    (2,581,548)     (1,988,365)
Holly Street            261,000    (1,090,142)       (829,142)
King Drive Apts         274,965    (2,846,279)     (2,571,314)
808 Investments L.P.  1,807,739     1,088,274       2,896,013
Met Paca I
 Assoc                  159,341      (131,924)         27,417
Morrisania II           882,740    (3,343,323)     (2,460,583)
Southern Blvd. I	      180,235      (582,885)       (402,650)

                     $4,372,871   $(9,800,947)    $(5,428,076)

                         Losses Not                  Costs of
                         Recorded                  Acquisition
                         (Note 1)      (Note 1)       Total

Community
 Cir. Ltd             $   26,524    $    72,928    $        0
Crowninshield
 Apts                  1,831,933        156,432             0
Holly Street             788,472         40,670             0
King Drive Apts        2,403,520        167,794             0
808 Investments L.P.           0        134,899     3,030,912
Met Paca I
 Assoc                         0         21,354        48,771
Morrisania II          2,361,996         98,587             0
Southern Blvd. I         357,801         44,849             0

                      $7,770,246    $   737,513    $3,079,683


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

                         Losses Not                 Costs of
                         Recorded                 Acquisition
                        (Note 1)     (Note 1)        Total

Community
 Cir., Ltd            $        0    $    72,928    $    4,405
Crowninshield
 Apts                  2,013,256        156,432             0
Holly Street             826,011         40,670             0
King Drive Apts        2,518,636        167,794             0
808 Investments
 L.P.                          0        151,762     3,351,700
Met Paca I Assoc          20,051         23,295             0
Morrisania II          2,388,538         98,587             0
Southern Blvd. I         351,734         44,849             0

                      $8,118,226    $   756,317    $3,356,105

A reconciliation to combined statement of partners' deficits follows:

                                    2003              2002
Urban Improvement Fund
 Limited - 1973-II
 capital contributions
 less equity in losses         $(5,428,076)      $(5,518,438)

Flexible subsidy
 contributed by HUD
 during 1981 and 1982
 allocated to
 partners' capital                 123,135           123,135

Urban Improvement Fund
 Limited - 1973-II's
 share of combined equity
 of Local Limited
 Partnerships per the
 accompanying statement        $(5,304,941)       $(5,395,303)

The combined balance sheets of the Local Limited Partnerships, accounted for on the equity method at December 31, 2003 and 2000, and the related combined statements of operations, changes in partners' capital (deficit), cash flows and selected footnote disclosures from the audited financial statements of the Local Limited Partnerships for the year ended December 31, 2003 is summarized as follows:

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



COMBINED BALANCE SHEETS OF LOCAL LIMITED PARTNERSHIPS

December 31, 2003

                       Assets

Cash                                          $    369,650
Cash in escrow and other
 restricted funds                                3,409,132
Accounts receivable                                330,211
Prepaid expenses                                   602,883
Other assets, net of
 accumulated amortization                          262,295
                                                 4,974,171

Property on the basis of cost - Note 5:
 Land                                            4,948,370
 Buildings and improvements                     52,940,752
                                                57,889,122
Less accumulated depreciation                  (32,999,723)
                                                24,889,399

                                              $ 29,863,570


        Liabilities and Partners' Capital (Deficit)

Mortgage notes payable - Note 6               $ 32,412,977
Accounts payable and accrued expenses            2,056,002
Payable to current and former
 general partners                                  460,406
Tenants' security and other deposits               467,542
                                                35,396,927
Partners' capital (deficit) per
 Accompanying statements                        (5,533,357)

                                              $ 29,863,570

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted
For on the Equity Method - Continued

COMBINED STATEMENTS OF OPERATIONS OF LOCAL LIMITED
PARTNERSHIPS

                                     For the Year Ended
                                         December 31,
                                    2003               2002
Revenue:
 Net rental income              $13,067,088        $12,702,259
 Financial income                    13,997            390,938
 Other income                     1,174,304            845,163
                                 14,255,389         13,938,360
Expenses:
 Administrative                   2,393,461          2,259,645
 Utilities                        2,719,398          2,047,167
 Operating                        2,894,010          2,900,960
 Taxes and insurance              2,329,454          1,999,321
 Financial expenses               2,287,792          2,343,071
 Depreciation and amortization    1,375,029          1,341,581
 Other expenses                       6,852              5,798
                                 14,005,996         12,897,543

Net income                      $   249,393        $ 1,040,817

COMBINED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
OF LOCAL LIMITED PARTNERSHIPS


                                  Urban
                               Improvement     Other
                               Fund Limited   Limited
                                  1973-II     Partners
Partners' capital
 (deficit) at
 January 1, 2002             $ (5,869,177)   $   20,205

Net income
 (loss) - 2002                    987,873         7,311

Distributions                    (513,999)       (1,867)

Partners' capital
 (deficit) at
 December 31, 2002             (5,395,303)       25,649

Net income
 (loss) - 2003                    249,723         5,475

Distributions                    (159,361)       (1,031)

Partners' capital
 (deficit) at
 December 31, 2003            $ (5,304,941)   $   30,093

                                  General
                                  Partners        Total

Partners' capital
 (deficit) at
 January 1, 2002                 $(263,033)   $ (6,112,005)

Net income
 (loss) - 2002                      45,633       1,040,817

Distributions                      (27,422)       (543,288)

Partners' capital
 (deficit) at
 December 31, 2002                (244,822)     (5,614,476)

Net income
 (loss) - 2003                      (5,805)        249,393

Distributions                       (7,882)       (168,274)

Partners' capital
 (deficit) at
 December 31, 2003               $(258,509)    $(5,533,357)


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

COMBINED STATEMENTS OF CASH FLOWS OF LOCAL LIMITED PARTNERSHIPS

                                         December 31,
                                      2003          2002
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net income                       $    249,393   $ 1,040,817
Adjustments to reconcile
 net income to net cash
 provided (used) by
 operating activities:
Depreciation and amortization       1,375,029     1,341,581
(Increase) decrease in
 receivables, escrows,
 restricted deposits,
 prepaid expenses and
 other assets                         (30,262)      (373,715)
Increase (decrease) in
 accounts payable,
 accrued expenses and
 tenant security
 deposit liability                    291,536        (70,707)
Total adjustments                   1,636,303        897,159
Net cash provided
 (used) by
 operating activities               1,885,696      1,937,976

CASH FLOWS FROM
 INVESTING ACTIVITIES:
Capital expenditures                 (859,900)      (829,440)
Net cash provided
 (used) by investing
 activities                          (859,900)      (829,440)

CASH FLOWS FROM
 FINANCING ACTIVITIES:
Mortgage principal payments          (959,641)      (891,073)
Distributions paid                   (168,274)      (543,288)
Other financing activities            (66,502)         1,300
Net cash provided (used) by
 financing activities              (1,194,417)    (1,433,061)

INCREASE (DECREASE) IN CASH          (168,621)      (324,525)

CASH BALANCE AT BEGINNING OF YEAR     538,271        862,796

CASH BALANCE AT END OF YEAR       $   369,650    $   538,271


SUPPLEMENTAL INFORMATION REGARDING
 INTEREST PAYMENTS IS AS FOLLOWS:
  Interest paid                   $ 1,471,635    $ 1,699,040

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

A reconciliation between combined net income (loss) for financial reporting purposes and the combined net income for income tax reporting purposes follows:

                                        December 31,
                                    2003            2002

Combined net income (loss)
 for financial reporting
 purposes                      $   249,393      $  1,040,817

Excess depreciation for
 financial reporting
 purposes over depreciation
 for income tax
 reporting purposes and
 accrual adjustments
 for financial reporting
 purposes                           292,569          176,564

Combined net income as
 reported on the federal
 income tax returns             $   541,962     $  1,217,381

A reconciliation of combined partners' capital (deficit) for financial reporting purposes and combined partners' capital
(deficit) for income tax reporting purposes follows:

                                 2003               2002
Combined partners' capital
 (deficit) for financial
 reporting purposes         $ (5,533,357)      $ (5,614,476)

Carrying costs during
 construction capitalized
 for financial reporting
 purposes, excess of
 depreciation for income
 tax reporting purposes
 and accrual adjustments
 for financial
 reporting purposes          (11,646,472)        (11,929,587)

Combined partners' capital
 (deficit) as reported
 on the federal income
 tax returns                $(17,179,829)        $(17,544,063)

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Mortgage Notes Payable - Continued

Details of the loans are as follows:

                                      Mortgage Balance
                                      December 31, 2003

HUD insured                              $ 9,548,359
MFHA insured                               4,922,413
Not insured                               17,942,205

                                         $32,412,977

The scheduled principal reductions for the next five years are as follows:

                     Year Ended
                     December 31,           Amount

                        2004            $ 1,037,285
                        2005              1,118,436
                        2006              1,203,340
                        2007              1,295,374
                        2008              1,392,220
                        Beyond           26,366,322

                                        $32,412,977

National Approved Housing Act Subsidies and Restrictions

Under terms of the regulatory agreements with HUD and MHFA, seven of the Local Limited Partnerships cannot make cash distributions to partners of the Local Limited Partnerships in excess of six percent per annum of stated equity in the respective partnerships. Such distributions are cumulative but can only be paid from "surplus cash," as defined in the agreements. The Local Limited Partnerships must deposit all cash in excess of the distributable amounts into residual receipts funds which are under the control of the mortgagees, and from which disbursements must be approved by the respective agencies. As of December 31, 2003, approximately $1,368,000 could be paid to partners of the Local Limited Partnerships as surplus cash becomes available.

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

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued



Note 4 - Investments in Local Limited Partnerships Accounted for on the Equity Method - Continued

National Approved Housing Act Subsidies and Restrictions -

Continued

Five of the Local Limited Partnerships have entered into rent supplement and/or Section 8 contracts with HUD or state agencies to provide financial assistance to qualified tenants of the apartment units. Under terms of these contracts, HUD will pay a portion of the rent on behalf of qualified tenants. The maximum dollar amount of these payments is limited by HUD. A substantial portion of rental income is collected through these contracts. During 2003 and 2002, the Local Limited Partnerships received approximately $3,144,000 and $3,012,000, respectively, in Section 8 and rent supplement funds. The contracts expire in 2003 and 2004.

Management

The Local Limited Partnerships have entered into property management contracts with various agents under which the agents are paid property management fees. Some of the management agents are affiliated with or are the general partners of the Local Limited Partnerships. Details of the management contracts are as follows:

                          Affiliate
                          of General   Percent
Partnership                Partner     Revenues

Community Circle             Yes         7.12%
Crowninshield Apartments     Yes         6.00%
Holly Street                 Yes         6.00%
King Drive                   Yes        10.00%
808 Investment LP            No     3.50% to 4.00%
Met-Paca Section 1           Yes         4.50%
Morrisiana II                Yes         5.75%
Southern Boulevard           Yes         5.00%

                             2003           2002
                          Management     Bookkeeping
Partnership               Fee Expense    Fee Expense

Community Circle           $ 75,640       $ 13,286
Crowninshield Apartments   $141,802       $ 18,204
Holly Street               $ 30,000       $  4,422
King Drive                 $211,670       $ 18,840
808 Investment LP          $175,589       $      0
Met-Paca Section 1         $ 19,536       $  6,216
Morrisiana II              $ 85,008       $      0
Southern Boulevard         $ 38,544       $ 21,340


URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued




Note 5 - Real Estate and Accumulated Depreciation of Local
Limited Partnerships in which Urban Improvement Fund Limited
1973-II has an Investment


Description                          Buildings
Partnership     No of                   and
Location        Units      Land      Improvement      Total

Community
 Circle, Ltd.
 Cleveland, OH   160   $   416,597   $ 4,534,349   $ 4,950,946
Crowninshield
 Apartments
 Associates
 Peabody, MA     284       128,109     7,737,855     7,865,964
Holly Street
 Associates
 Methuen and
 Lawrence, MA     69        28,353     2,462,146     2,490,499
King Drive
 Apartments
 Assoc.
 Chicago, IL     315       340,494     6,879,734     7,220,228
Met-Paca I
 Associates
 New York, NY     37        83,642     1,170,807     1,254,449
Morrisania II
 Associates
 New York, NY    161        91,956     5,526,529     5,618,485
Southern
 Boulevard
 Partners
 Bronx, NY        73        19,219     2,917,787     2,937,006
808 Investments
 Limited
 Partnership:
  Sedgefield     124       550,000     3,905,652     4,455,652
  Summit         128     1,790,000     7,434,654     9,224,654
  Windsor        399     1,500,000    10,371,239    11,871,239

                       $ 4,948,370   $52,940,752   $57,889,122

Description                                   Date of
Partnership              Accumulated      Completion of
Location                 Depreciation      Construction

Community
 Circle, Ltd.
 Cleveland, OH           $  (3,469,715)        1974
Crowninshield
 Apartments
 Associates
 Peabody, MA                (6,647,001)         1975
Holly Street
 Associates
 Methuen and
 Lawrence, MA               (1,946,449)          1975
King Drive
 Apartments
 Assoc.
 Chicago, IL                (6,722,103)           1974
Met-Paca I
 Associates
 New York, NY               (1,046,705)           1974
Morrisania II
 Associates
 New York, NY               (5,451,772)           1975
Southern
 Boulevard
 Partners
 Bronx, NY                  (2,525,770)           1974
808 Investments
 Limited
 Partnership:
  Sedgefield                  (976,997)           1988
  Summit                    (1,723,335)           1987
  Windsor                   (2,489,876)           1986

                          $(32,999,723)

                                            Life in Which
                                            Depreciation
                                             in latest
  Description                                  Income
  Partnership               Date             Statement
   Location              Acquired           is Computed

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

                                          Buildings
                                             and
                            Land         Improvement

Balance at
 January 1, 2002        $ 4,771,773       $51,429,116
  Reclassified              141,347          (141,347)
  Additions during year           0           829,440
  Disposals during year           0                 0
  Depreciation expense            0                 0

Balance at
 December 31, 2002        4,913,120        52,117,209
  Additions during year      35,250           824,650
  Disposals during year           0            (1,107)
  Depreciation expense            0                 0

Balance at
 December 31, 2003      $ 4,948,370       $52,940,752

                                               Accumulated
                                 Total         Appreciation

Balance at
 January 1, 2002             $56,200,889       $30,373,480
  Reclassified                         0                 0
  Additions during year          829,440                 0
  Disposals during year                0                 0
  Depreciation expense                 0         1,296,953

Balance at
 December 31, 2002            57,030,329        31,670,433
  Additions during year          859,900                 0
  Disposals during year           (1,107)           (1,107)
  Depreciation expense                 0         1,330,397

Balance at
 December 31, 2003           $57,889,122       $32,999,723

Note: Opening balances of land and building have been reclassified between the balances by $141,347.

URBAN IMPROVEMENT FUND LIMITED 1973-II
(A Limited Partnership)

Notes to Financial Statements - Continued


Note 6 - Encumbrances of Local Limited Partnerships in which
Urban Improvement Fund Limited 1973-II has an Investment

                                   Outstanding     Gross
Description            No. of       Mortgage      Interest
Partnership/Location    Units       Balance         Rate

Community
 Circle, Ltd.            160      $ 1,783,448        7.00%
 Cleveland, OH
Crowninshield
 Apartments              284        3,896,166        7.46%
 Peabody, MA
Holly Street
 Associates               69        1,026,247        9.71%
Lawrence, MA
King Drive Apartments    315        3,451,521        7.00%
 Chicago, IL
Met-Paca Section I        37          543,643         7.00%
New York, NY
Morrisania II
 Associates             161     2,739,382             8.50%
New York, NY
Southern
 Boulevard               73     1,030,365             7.00%
Bronx, NY
808 Investments
 Limited
 Partnership:
  Sedgefield Square     124     3,356,959             7.19%
  The Summit            128     5,528,894             7.28%
  Windsor Station       399     9,056,352             7.29%

                              $32,412,977

                            Net
                         Interest     Gross      Interest
Partnership/Location       Rate      Payment     Subsidy

Community
 Circle, Ltd.              1.00%    $  18,852   $  (11,532)
Cleveland, OH
Crowninshield
 Apartments                2.50%       36,650      (20,519)
Peabody, MA
Holly Street
 Associates                1.00%       12,071       (8,090)
Lawrence, MA
King Drive Apartments      1.00%       37,580      (23,783)
Chicago, IL
Met-Paca Section I         1.00%        9,499       (3,674)
New York, NY
Morrisania II
 Associates                1.00%       29,599       (23,000)
New York, NY
Southern
 Boulevard                 1.00%       16,745        (6,471)
Bronx, NY
808 Investments
 Limited
 Partnership:
  Sedgefield Square        7.19%       24,693             0
  The Summit               7.28%       40,991             0
  Windsor Station          7.29%       67,204             0

                                     $293,884

Partnership/        Net      Maturity    Balloon at   Insured
Location          Payment      Date       Maturity      By

Community
 Circle, Ltd.     $  7,320   Jun 2025     $        0     HUD
 Cleveland, OH
Crowninshield
 Apartments         16,131   Dec 2018              0    MFHA
 Peabody, MA
Holly Street
 Associates          3,981   Apr 2016              0    MFHA
 Lawrence, MA
King Drive
 Apartments         13,797   Oct 2014              0     HUD
 Chicago, IL
Met-Paca
 Section I           5,825   Mar 2015              0     HUD
 New York, NY
Morrisania II
 Associates          6,599   Jul 2016              0     HUD
 New York, NY
Southern
 Boulevard          10,274   Jul 2016              0     HUD
 Bronx, NY
808 Investments
 Limited
 Partnership:
  Sedgefield
   Square            24,693   Jan 2008      3,082,000    N/A
  The Summit         40,991   Jan 2008      5,080,000    N/A
  Windsor Station    67,204   Jan 2008      8,321,000    N/A

                   $196,815


                      PART III

Item 8.  Change In and Disagreements with Accountants on
Accounting and Financial Disclosure

(a)(1) As of March 22, 2004, Kenneth W. Bryant, Certified Public Accountants, LLC, the independent accountant previously engaged as the principal accountant to audit the financial statements of Urban Improvement Fund Limited - 1973-II (the "Registrant" or the "Partnership"), was terminated. As of May 12, 2004, the firm of Carter & Company, Certified Public Accountants, LLC was engaged to provide the service for the Registrant.

(2)  The audit reports of Kenneth W. Bryant, Certified Public
Accountants, LLC on the financial statements of the Partnership as of and for the years ended December 31, 2002 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

(3) During the Partnership's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

(4) The Registrant has provided a copy of this disclosure to the former accountant, and the Registrant requested that the former accountant furnish the Registrant with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made by the Registrant, and, if not, stating the respects in which it does not agree. A copy of the former accountant's response indicating agreement is included as an exhibit to this report.

(b) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15-(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(c) Internal Control over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 9.  Directors and Executive Officers of the Issuer

(a) The General Partner of the Issuer is Interfinancial Real Estate Management Company. The Issuer does not have directors as such. The following is a listing of the Directors of the General Partner of the Issuer. These Directors are elected to serve one-year terms and until their successors are duly elected and qualified as directors.

       Name             Age            Office

Paul H. Pfleger         69     Director/President
John M. Orehek          50     Director/Senior Vice President

The Issuer does not have executive officers as such. The following is a listing of the executive officers of the General Partner of the Issuer. These executive officers are elected to serve one-year terms and will continue to serve until their successors are duly elected and qualified as executive officers.

        Name            Age            Office

Paul H. Pfleger         69      Chairman of the Board
John M. Orehek          50      Senior Vice President
Michael Fulbright       50      Secretary

(b)	The Issuer has no employees.
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

Item 9.  Directors and Executive Officers of the Issuer -
Continued

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

The executive officers and directors of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and directors of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and directors of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

Item 10.  Executive Compensation

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management

(a)Security Ownership of Certain Beneficial Owners

Title of    Name & Address of  Amount and Nature of  % of
Class       Beneficial Owner   Beneficial Ownership  Class

General
Partner     Interfinancial Real       100 Units       100%
Interest    Estate Management Co.     ($95,000)
            1201 Third Avenue,
            Suite 5400
            Seattle, Washington 98101-3076

Interfinancial Real Estate Management Company (the General
Partner) owns 405 units of Limited Partner interest, and an affiliate of the General Partner owns 16,325 units of Limited
Partner interest.

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

There is no indebtedness of the management of the General
Partner of the Issuer to the Issuer, except as follows:

The Partnership accrued management fees of $70,000 per year to the general partner. The balance of accrued and unpaid management fees was $882,042 at December 31, 2003. During
2003, accrued fees in the amount of $179,500 were paid.

There were no other transactions which officers or directors of the general partner had an interest.

Item 13.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 31.1, Certification of Equivalent of Chief Executive
Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2, Certification of Equivalent of Chief Executive
Officer pursuant to Securities Exchange Act Rules 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1, Certification Pursuant to 18 U.S.C.  Section
1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002.

(b) Reports on Form 8-K filed during the fourth quarter of 2003:

None

(c) Reports on Form 8-K filed during the first quarter of 2004.

Report on Form 8-K filed during the first quarter of 2004 -
Change of Accountants

Letter from former accountant, addressed to the Commission stating that they agree with the statements made by the Partnership in the Form 8-K.

Item 14.  Principal Accounting Fees and Services

The General Partner has appointed Carter & Company, Certified
Public Accountants, LLC as independent auditors to audit the financial statements of the Partnership for 2004.

Audit Fees.  The Partnership paid to Kenneth W. Bryant,
Certified Public Accountant, LLC audit fees of approximately
$15,000 and $15,000 for 2003 and 2002.

Tax Fees.  The Partnership paid to Kenneth W. Bryant,
Certified Public Accountant, LLC fees for tax services for 2003 and 2002 of approximately $4,000 and $6,584.


                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed, on its behalf by the undersigned, thereunto duly authorized.

(ISSUER)  URBAN IMPROVEMENT FUND LIMITED - 1973-II
          BY:  INTERFINANCIAL REAL ESTATE MANAGEMENT COMPANY




By:  /s/Paul H. Pfleger
     Paul H. Pfleger
     Director/President
     Interfinancial Real Estate Management Company
     Date:  August 30, 2004



By:  /s/John M. Orehek
     John M. Orehek
     Senior Vice President
     Interfinancial Real Estate Management Company
     Date:  August 30, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Issuer and in the capacities and on the dates indicated.



By:  /s/Paul H. Pfleger
     Paul H. Pfleger, Director/President
     Interfinancial Real Estate Management Company
     Date:  August 30, 2004



By:  /s/John M. Orehek
     John M. Orehek, Director/Senior Vice President
     Interfinancial Real Estate Management Company.
     Date:  August 30, 2004

                     Certification


I Paul H. Pfleger, certify that:


1) I have reviewed this annual report on Form 10-KSB of Urban
Improvement Fund Limited-1973-II;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 30, 2004  /s/Paul H. Pfleger
                        Paul H. Pfleger
                        Chairman of the Board
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Executive Officer
                        of the Partnership

                     Certification


I John M. Orehek, certify that:


1) I have reviewed this annual report on Form 10-KSB of Urban
Improvement Fund 1973-II;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in the light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
15(e) and 15d-15(e)) for the registrant and we have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the covered by this report based on such evaluation; and

c. Disclosed in this report, any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 30, 2004  /s/John M. Orehek
                        John M. Orehek
                        Senior Vice President
                        Interfinancial Real Estate Company,
                        equivalent of the
                        Chief Financial Officer
                        of the Partnership

                        Certification of CEO and CFO
                   Pursuant to 18 U.S.C. Section 1350,
                   as Adopted Pursuant to Section 906
                    of the Sarbanes-Oxley Act of 2002




In connection with the Annual Report on Form 10-KSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

1) The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities and Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.







/s/Paul H. Pfleger
Name:  Paul H. Pfleger
Date:  August 30, 2004




/s/John M. Orehek
Name:  John M. Orehek
Date:  August 30, 2004



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.