Form 10QSB
period 2004-03-31
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2004-10-13
CIK 102342

UNITED STATES

            SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                        FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2004

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

Issuer's telephone number, including area code:(206) 622-9900

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
                       (A Limited Partnership)


                             ASSETS

                                     March 31,  December 31,
                                       2004         2003

Cash                              $   36,515     $   37,584

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity
 method                            3,050,606     3,079,683

Total Assets                      $3,087,121    $3,117,267


              LIABILITIES AND PARTNERS' (DEFICIT)

Accounts payable                  $    5,000    $        0
Management fee payable               899,542       882,042
                                     904,542       882,042

Partners' (Deficit):
 General Partner - 100
 Partnership units
 authorized, issued and
 outstanding                        (367,370)     (364,738)

Limited Partners - 11,405
 Partnership units
 authorized, issued and
 outstanding                       2,549,949     2,599,963
                                   2,182,579     2,235,225

Total Liabilities and
 Partners' (Deficit)              $3,087,121    $3,117,267



Unaudited.  See accompanying notes to financial statements.


              CAPITALIZATION AND PARTNERS' (DEFICIT)

             URBAN IMPROVEMENT FUND LIMITED - 1973-II
                      (A Limited Partnership)





March 31,   December 31,
    2004        2003
General Partner Interest - 100
 Partnership units issued
 and outstanding                    $    95,000   $    95,000

Limited Partners'
 Interest - 11,405
 Partnership units
 issued and
 outstanding                         11,430,000    11,430,000

Total                                11,525,000    11,525,000

Offering Expenses                    (1,237,673)   (1,237,673)

Distributions to partners               (76,502)      (76,502)

Accumulated loss through
December 31, 2003                    (7,975,600)   (7,975,600)

Loss for three-month
 period ended
 March 31, 2004                         (52,646)            0
                                     (9,342,421)   (9,289,775)

Partners' (Deficit)
 at End of Period                   $ 2,182,579   $ 2,235,225



Unaudited.  See accompanying notes to financial statements.


                      STATEMENTS OF INCOME

            URBAN IMPROVEMENT FUND LIMITED - 1973-II
                     (A Limited Partnership)


                                     For the Three-Month
                                         Period Ended
                                           March 31,
                                      2004          2003

Revenues                           $      51      $     167

Cost and expenses:

 Professional fees                     5,000          5,500

 Management fee                       17,500         17,500

 Amortization expense                  4,216          4,216

 Other                                 1,121            801
                                      27,837         28,017

Loss before equity in
 loss of Local Limited
 Partnerships                        (27,786)       (27,850)

Equity in income (loss)of
 Local Limited Partnerships          (24,860)         7,989

Net income (loss)                  $ (52,646)     $ (19,861)

Allocation of net income (loss):

 Net income (loss) allocated
 to General Partner                $  (2,632)     $    (993)

 Net income (loss) allocated
 to Limited Partners                 (50,014)       (18,868)

                                  $  (52,646)     $ (19,861)

Net income (loss) allocated
 to Limited Partners per
 Limited Partnership Unit
 (11,405 units outstanding
 at March 31, 2004 and 2003)      $       (4)     $     (2}



Unaudited.  See accompanying notes to financial statements.


STATEMENTS OF CASH FLOWS

URBAN IMPROVEMENT FUND LIMITED -1973-II
(A Limited Partnership)



For the Three-Month
      Period Ended
     March 31,
   2004     2003

CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net income (loss)               $  (52,646)       $  (19,861)
Adjustments to reconcile
 net income (loss) to net
 cash used by operating
 activities:
 Amortization                         4,216             4,216
 Equity in net (income)
  loss of local limited
  Partnerships                       24,860            (7,989)
 Decrease in due
 from affiliates
 and distributions
 receivable
 Increase (decrease) in
 accounts 	payable and
 accrued management fees             22,501            19,500
 Total adjustments                   51,577           15,727
  Net cash provided by
   operating activities              (1,069)          (4,134)

 NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS           (1,069)          (4,134)

 CASH BALANCE AT BEGINNING
 OF PERIOD                           37,584           89,419

CASH BALANCE AT END OF PERIOD    $   36,515       $   85,285



Unaudited.  See accompanying notes to financial statements.


NOTES TO SUMMARIZE FINANCIAL INFORMATION
March 31, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003.

While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's Annual Report filed on Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 2 - Method of Accounting - As of March 31, 2004, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at March 31, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at March 31, 2004. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended March 31, 2004 and 2003, the minimum fee of $17,500 has been accrued.
At March 31, 2004, management fees of $899,542 have been recorded as a liability to the General Partner.

Upon liquidation, unpaid management fees will have first priority to the proceeds. The Partnership will also pay the General Partner a liquidation fee for the sale of projects. The liquidation fee is the lesser of (i) ten percent of the net proceeds to the Partnership from the sale of a project(s) or (ii) one percent of the sales price plus three percent of the net proceeds after deducting an amount sufficient to pay long-term capital gains taxes. No part of such fee shall accrue or be paid unless: (i) the Limited Partners' share of the proceeds has been distributed to them, (ii) the Limited Partners shall have first received an amount equal to their invested capital attributable to the project(s) sold, and
(iii) the Limited Partners have received an amount sufficient to pay long-term capital gains taxes from the sale of the project(s), if any, calculated at the maximum rate then in effect. No liquidation fees were paid to the General Partner during 2004 and 2003.

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

Note 4 - Investments in Local Limited Partnerships - As of March 31, 2004, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                          March 31, 2004   December 31, 2003

Capital contributions       $ 6,831,193      $ 6,831,192

Distributions                (2,458,321)      (2,458,321)

Equity in losses             (2,055,563)      (2,030,701)

Unamortized costs
 of acquisitions                733,297          737,513

                            $ 3,050,606      $ 3,079,683

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $17,500 for the three months ended March 31, 2004 and 2003.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for March 31, 2004 and 2002 is summarized as follows:

                                     For the Three-Month
                                        Period Ended
                                          March 31,
                                      2004          2003
Income (loss) from investments
 with non-zero investment:
 808 Investments L.P.              $(24,860)     $ 12,394
 Community Circle                         0        (4,405)
                                   $(24,860)     $  7,989

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

During 2003, cash distributions from Local Limited Partnerships totaled $159,361. As of March 31, 2004, there were no cash distributions from Local Limited Partnerships. These funds were utilized to fund operations and repay General Partner accrued management fees. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At March 31, 2004, the Partnership had management fees payable to the General Partner of $899,542. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

                 PART II - OTHER INFORMATION


Items 1 through 5 not applicable
Item 6 Exhibits and Reports on Form 8-K

a) Exhibits
   99Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b) Reports on Form 8-K
   The registrant has not filed a report on Form 8-K during the quarter ending March 31, 2004.



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






          URBAN IMPROVEMENT FUND LIMITED - 1973-II
                          (Issuer)
          By:  Interfinancial Real Estate Management
               Company, General Partner





Date:  October 13, 2004          /s/Paul H. Pfleger
                                    Paul H. Pfleger
                                 Chairman of the Board
                                 Interfinancial Real Estate
                                 Company,
                                 equivalent of the
                                 Chief Executive Officer
                                 of the Partnership




Date:  October 13, 2004           /s/John M. Orehek
                                     John M. Orehek
                                  Senior Vice President
                                  Interfinancial Real Estate
                                  Company,
                                  equivalent of the
                                  Chief Financial Officer of
                                  the Partnership


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

Date:  October 13, 2004                /s/Paul H. Pfleger
                                          Paul H. Pfleger
                                       Chairman of the Board
                                       Interfinancial Real
                                       Estate Company,
                                       equivalent of the
                                       Chief Executive Officer
                                       of the Partnership


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

Date:  October 13, 2004       /s/John M. Orehek
                              John M. Orehek
                              Senior Vice President
                              Interfinancial Real Estate
                              Company,
                              equivalent of the
                              Chief Financial Officer of
                              the Partnership

                 Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
             as Adopted Pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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