Form 10QSB
period 2004-06-30
URBAN IMPROVEMENT FUND LTD 1973 II
filed 2004-10-13
CIK 102342

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                        FORM 10QSB

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2004

                              OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ________.

                    Commission File Number 0-7771

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
(Exact name of small business issuer (Issuer) as specified in its charter)

          California                         95-6448384
State or other jurisdiction of             (I.R.S. Employer
incorporation or organization             Identification No.)

1201 Third Avenue, Suite 5400,Seattle, Washington  98101-3076
     (Address of principal executive offices)       ZIP code)

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
                    (A Limited Partnership)


                              ASSETS

                                       June 30, December 31,
                                        2004           2003

Cash                                 $   12,257     $   37,584

Prepaid expenses                          8,000              0

Investments in and advances
 to Local Limited Partnerships
 accounted for on the equity method    2,916,263     3,079,683

Total Assets                          $2,936,520    $3,117,267


                   LIABILITIES AND PARTNERS' (DEFICIT)

Management fee payable                $  822,542   $  882,042
                                         822,542      882,042

Partners' (Deficit):
General Partner - 100 Partnership
 units authorized, issued and
 outstanding                            (370,806)    (364,738)

Limited Partners - 11,405
 Partnership units authorized,
 issued and outstanding                2,484,784    2,599,963
                                       2,113,978    2,235,225

Total Liabilities and Partners'
 (Deficit)                            $2,936,520   $3,117,267




Unaudited.  See accompanying notes to financial statements.


                CAPITALIZATION AND PARTNERS' (DEFICIT)

               URBAN IMPROVEMENT FUND LIMITED - 1973-II
                        (A Limited Partnership)





                                       June 30,   December 31,
                                         2004        2003
General Partner Interest - 100
Partnership units issued
and outstanding                     $    95,000   $    95,000

Limited Partners' Interest -
 11,405 Partnership units issued
 and outstanding                     11,430,000    11,430,000

Total                                11,525,000    11,525,000

Offering Expenses                    (1,237,673)   (1,237,673)

Distributions to partners               (76,502)      (76,502)

Accumulated loss through
 December 31, 2003                   (7,975,600)   (7,975,600)

Loss for six-month period
 ended June 30, 2004                   (121,247)            0
                                     (9,411,022)   (9,289,775)

Partners' (Deficit) at
 End of Period                      $ 2,113,978   $ 2,235,225



Unaudited.  See accompanying notes to financial statements.


                     STATEMENTS OF INCOME

         URBAN IMPROVEMENT FUND LIMITED - 1973-II
                   (A Limited Partnership)


                                 For the Three-Month
                                    Period Ended
                                       June 30,
                               2004                 2003

Revenues                    $      68           $     115

Cost and expenses:

Professional fees               5,000               5,500

Management fee                 17,500              17,500

Amortization
Expense                        4,216                4,216

Other                          6,325                3,825
                              33,041               31,041

Loss before equity in loss
 of Local Limited
 Partnerships                (32,973)             (30,926)

Equity in loss of Local
 Limited Partnerships        (35,628)              23,952

Net loss                   $ (68,601)           $  (6,974)

Allocation of net loss:

Net loss allocated to
 General Partner              (3,433)                (349)

Net loss allocated
 to Limited Partners         (65,168)              (6,625)

                           $ (68,601)            $ (6,974)
Net loss allocated to
 Limited Partners per
 Limited Partnership
 Unit (11,405 units
 Outstanding at
 June 30, 2004 and 2003)   $      (6)            $     (1)

                              For the Three-Month
                                  Period Ended
                                     June 30,
                             2004                 2003

Revenues                   $     119            $    282

Cost and expenses:

Professional fees             10,000              11,000

Management fee                35,000              35,000

Amortization
 Expense                       8,432               8,432

Other                          7,446               4,626
                              60,878              59,058

Loss before equity in loss
 Of Local Limited
 Partnerships                (60,759)            (58,776)

Equity in loss of
 Local Limited
 Partnerships                (60,488)             31,941

Net loss                   $(121,247)          $ (26,835)

Allocation of net loss:

Net loss allocated to
 General Partner              (6,068)             (1,342)

Net loss  allocated
 to Limited Partners        (115,179)            (25,493)

                          $ (121,247)          $ (26,835)
Net loss allocated to
 Limited  Partners per
 Limited Partnership
 Unit (11,405 units
 Outstanding at June 30,
 2004 and 2003)           $      (10)          $      (2)



Unaudited.  See accompanying notes to financial statements.

                  STATEMENTS OF CASH FLOWS

           URBAN IMPROVEMENT FUND LIMITED -1973-II
                 (A Limited Partnership)



                                       For the Three-Month
                                          Period Ended
                                            June 30,
                                      2004            2003
CASH FLOWS FROM
 OPERATING ACTIVITIES:
Net loss                         $ (68,601)       $   (6,974)
Adjustments to reconcile
 net loss to net cash used
 by operating activities:
 Amortization                        4,216             4,216
Equity in net (income) loss
 of local limited partnerships      35,628           (23,952)
Increase (decrease) in prepaid
 expenses, accounts payable
 and accrued management fees       (90,001)          (74,000)
  Total adjustments                (50,157)          (93,736)
  Net cash provided by
  operating activities            (118,758)         (100,710)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distributions from local
  Limited partnerships              94,500           25,675
  net cash provided by
  investing activities              94,500           25,675

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                  (24,258)         (75,035)

CASH BALANCE AT BEGINNING
 OF PERIOD                          36,515           85,285

CASH BALANCE AT END OF PERIOD    $  12,257        $  10,250

For the Six-Month
      Period Ended
        June 30,
   2004     2003
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                         $(121,247)      $  (26,835)
Adjustments to reconcile net
loss to net cash used by
operating activities:
Amortization                         8,432            8,432
Equity in net (income) loss
 of local limited partnerships      60,488          (31,941)
Increase (decrease) in prepaid
 expenses, accounts payable
 and accrued management fees       (67,500)         (54,500)
  Total adjustments                 (1,420)         (78,009)
    Net cash provided by
      operating activities        (119,827)        (104,844)

CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Distributions from local limited
  Partnerships                      94,500           25,675
 Net cash provided by
  investing activities              94,500           25,675

NET INCREASE (DECREASE)
 IN CASH AND
 CASH EQUIVALENTS                  (25,327)         (79,169)

CASH BALANCE AT BEGINNING
 OF PERIOD                          37,584           89,419

CASH BALANCE AT END
 OF PERIOD                       $  12,257        $  10,250



Unaudited.  See accompanying notes to financial statements.


            NOTES TO SUMMARIZE FINANCIAL INFORMATION
                           June 30, 2004

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

Basis of Presentation

The accompanying unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial condition and results of operations for the interim periods presented. All such adjustments are of a normal and recurring nature. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

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

Note 2 - Method of Accounting - As of June 30, 2004, the Partnership has investments in eight active real estate limited partnerships (Local Limited Partnerships), Since the Partnership, as a limited partner, does not exercise control over the activities of the Local Limited Partnerships in accordance with the Partnership agreements, these investments are accounted for using the equity method. The investment account represents the sum of the capital investment and unamortized cost of acquisition less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses and amortizing cost of acquisition under the equity method when losses have been incurred which equal the cost of the investment and the unamortized cost of acquisition in a particular Local Limited Partnership, thus reducing the investment to zero. Repayment of advances and cash distributions by the Local Limited Partnerships, after the Partnership investment has been reduced to zero, are recognized as income by the Partnership in the year received. Additional advances to a Local Limited Partnership, after an investment is reduced to zero, are recognized as losses.

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

Fair Value of Financial Instruments and Use of Estimates

The Partnership estimates that the aggregate fair value of all financial instruments at June 30, 2004 does not differ materially from the aggregate carrying values of its financial instruments recorded in the balance sheet. These estimates are not necessarily indicative of the amounts that the Partnership could realize in a current market exchange. The preparation of financial statements requires the use of estimates and assumptions. Actual results could differ from those estimates.

Cash Equivalents

Marketable securities that are highly liquid and have maturities of three months or less at the date of purchase are classified as cash equivalents.

Note 3 - Management of Urban Improvement Fund Limited - 1973-II - Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 at June 30, 2004. (The fee will not be more than fifty percent of the Partnership's annual net cash flow, as defined, subject to an annual minimum of $70,000.) Management fees payable to the General Partner have been accrued if cash flow was not sufficient to pay the fee in the year incurred. For the three-month period ended June 30, 2004 and 2003, the minimum fee of $17,500 has been accrued. During the three months ended June 30, 2004, management fees of $94,500 were paid. At June 30, 2004, management fees of $822,542 have been recorded as a liability to the General Partner.

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

The General Partner of the Partnership is a corporation owned one-hundred percent by Paul H. Pfleger. Partnership Services, Inc. (PSI), another corporation in which Paul H. Pfleger owns one-hundred percent, has contracted with the General Partner and the Partnership to provide certain management and other services to any projects in which the Partnership has an interest. No fees were paid to PSI during 2004 and 2003. In addition, PSI has become the General Partner in two of the Local Limited Partnerships in which the Partnership has investments: Community Circle, Limited and 808 Investments Limited Partnerships. During 1997, PSI was removed as General Partner of 808 Investments Limited Partnership and converted to a Limited Partner. The new General Partner is a corporation in which Paul H. Pfleger owns a majority interest.

Note 4 - Investments in Local Limited Partnerships - As of June 30, 2004, the Partnership has investments in eight active real estate Limited Partnerships (Local Limited Partnership), which are accounted for on the equity method. The investment account represents the sum of the capital investments and unamortized costs of acquisitions less the Partnership's share in losses since the date of acquisition. The Partnership discontinues recognizing losses when the investment in a particular Local Limited Partnership is reduced to zero, unless the Partnership intends to commit additional funds to the Local Limited Partnerships.

The investments in Local Limited Partnerships are comprised of:

                          June 30, 2004     December 31, 2003

Capital contributions       $6,831,193         $6,831,192

Distributions               (2,552,821)        (2,458,321)

Equity in losses            (2,091,190)        (2,030,701)

Unamortized costs
 of acquisitions               729,081            737,513

                            $2,916,263        $ 3,079,683

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

Under the terms of the Limited Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee equal to one-quarter of one percent of invested assets or $130,376 (the fee will not be more than fifty percent of the Partnership's annual net cash flow as defined, subject to an annual minimum of $70,000). The Partnership recorded management fee expense of $35,000 for the six months ended June 30, 2004 and 2003.

The components of the Partnership's equity in net loss of the Local Limited Partnerships for June 30, 2004 and 2002 is summarized as follows:

                                     For the Six-Month
                                       Period Ended
                                          June 30,
                                    2004             2003
Distribution received
 from investments with
 zero investment:
  King Drive Associates           $      0         $ 25,675
Income (loss) from
 investments with non-
 zero investment:
  808 Investments L.P.             (60,488)          10,671
  Community Circle                       0           (4,405)

                                  $(60,488)        $ 31,941

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

During 2003, cash distributions from Local Limited Partnerships totaled $159,361. As of June 30, 2004, cash distributions from Local Limited Partnerships totaled $94,500. These funds were utilized to fund operations and repay
General Partner accrued management fees. The General Partner anticipates it will receive adequate distributions from the Local Limited Partnerships to maintain operations.

At June 30, 2004, the Partnership had management fees payable to the General Partner of $822,542. The Partnership has used excess cash to repay these obligations in the past and the General Partner expects to continue making payments as cash is available.

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

       b) Reports on Form 8-K
          The registrant has not filed a report on Form 8-K during the quarter ending June 30, 2004.



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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

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

                 Certification of CEO and CFO
             Pursuant to 18 U.S.C. Section 1350,
              as Adopted Pursuant to Section 906
              of the Sarbanes-Oxley Act of 2002




In connection with the Quarterly Report on Form 10-QSB of Urban Improvement Fund - 1973-II (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Paul H. Pfleger, as the equivalent of the Chief Executive Officer of the Partnership, and John M. Orehek as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

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